Form 10-Q
period 1995-03-31
HALLWOOD ENERGY PARTNERS LP
filed 1995-05-16
CIK 768172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


MARK ONE
   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-8921


                         HALLWOOD ENERGY PARTNERS, L. P.
             (Exact name of registrant as specified in its charter)



                  DELAWARE                                   84-0987088
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification Number)

      4582 SOUTH ULSTER STREET PARKWAY
                  SUITE 1700
              DENVER, COLORADO                                   80237
 (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code:  (303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The registrant is a limited partnership and issues Units (representing ownership of limited partner interests).

Number of Units outstanding as of May 11, 1995                         8,818,558

Number of Class B Subordinated Units outstanding as of May 11 1995       143,773


                         HALLWOOD ENERGY PARTNERS, L. P.
                           CONSOLIDATED BALANCE SHEETS
                           (In thousands except Units)

                                                                         March 31,               December 31,
                                                                           1995                    1994
                                                                        (Unaudited)

 CURRENT ASSETS
      Cash and cash equivalents                                          $  9,330                 $  2,409
      Accounts receivable:
          Oil and gas sales                                                 5,071                    6,220
          Trade                                                             3,780                    3,042
      Due from affiliates                                                                            1,647
      Net working capital of affiliate                                        640
      Prepaid expenses and other current assets                             1,355                    1,352
                                                                         -------                   -------

              Total                                                        20,176                   14,670
                                                                         -------                   -------
 PROPERTY, PLANT AND EQUIPMENT,  at cost
      Oil and gas properties (full cost method):
          Proved mineral interests                                        591,672                  588,758
          Unproved mineral interests - domestic                               489                      380
          Unproved mineral interests - foreign                                                       2,399
      Furniture, fixtures and other                                         2,990                    2,980
                                                                          -------                  -------

              Total                                                       595,151                  594,517


      Less accumulated depreciation, depletion,
          amortization and property impairment                           (491,126)                (487,103)
                                                                          -------                  -------
              Net Property, Plant and Equipment                           104,025                  107,414
                                                                          -------                  -------

 OTHER ASSETS
      Investment in common stock of HCRC                                   12,917                   13,764
      Deferred expenses and other assets                                      383                      433
                                                                           ------                  -------
              Total                                                        13,300                   14,197
                                                                           ------                  -------

 TOTAL ASSETS                                                            $137,501                 $136,281
                                                                          =======                  =======

                         HALLWOOD ENERGY PARTNERS, L. P.
                           CONSOLIDATED BALANCE SHEETS
                           (In thousands except Units)
                                   (Continued)



                                                                       March 31,             December 31,
                                                                         1995                  1994
                                                                       (Unaudited)
 CURRENT LIABILITIES
      Accounts payable and accrued liabilities                          $ 18,414                 $ 19,181
      Due to affiliates                                                    1,003
      Net working capital deficit of affiliate                                                        103
      Current portion of contract settlement                               1,452                    1,425
      Current portion of long-term debt                                       95                    4,125
                                                                         -------                  -------

              Total                                                       20,964                   24,834
                                                                         -------                  -------

 NONCURRENT LIABILITIES
      Long-term debt                                                      36,906                   25,898
      Contract settlement                                                  2,388                    2,666
      Deferred liability                                                   1,059                    1,157
      Long-term debt of affiliate                                          1,509
                                                                         -------                  -------

              Total                                                       41,862                   29,721
                                                                         -------                  -------
                  Total Liabilities                                       62,826                   54,555
                                                                         -------                  -------

 MINORITY INTEREST IN SUBSIDIARIES                                         2,895                    2,923
                                                                         -------                  -------

 PARTNERS' CAPITAL
      Units - 8,818,558 Units issued, 8,500,808
          outstanding                                                     70,785                   77,342
      Class B Subordinated Units - 143,773 Units
          outstanding                                                      1,240                    1,350
      General Partner                                                      3,695                    4,051
      Treasury Units - 317,750 Units                                      (3,940)                  (3,940)
                                                                         -------                  -------
                  Total Partners' Capital                                 71,780                   78,803
                                                                         -------                  -------

 TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $137,501                 $136,281
                                                                         =======                  =======

                         HALLWOOD ENERGY PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                           (In thousands except Units)

                                                                           For the Three Months
                                                                              Ended March 31,

                                                                          1995             1994

 REVENUES:
      Oil revenue                                                       $  3,943         $  3,443
      Gas revenue                                                          5,560            7,679
      Pipeline, facilities and other                                         520              485
      Interest                                                                86              106
                                                                         -------          -------
                                                                          10,109           11,713
                                                                         -------          -------

 EXPENSES:
      Production operating                                                 2,687            2,752
      Facilities operating                                                   223              184
      General and administrative                                           1,491            1,265
      Depreciation, depletion and amortization                             3,972            4,713
      Impairment of oil and gas properties                                 4,051
      Interest                                                               993            1,034
                                                                         -------          -------
                                                                          13,417            9,948
                                                                         -------          -------

 OTHER EXPENSES:
      Equity in loss of HCRC                                                 847              149
      Minority interest in net income of subsidiaries                        287              700
      Litigation settlement                                                  110
                                                                         -------          -------

                                                                           1,244              849
                                                                         -------          -------
 NET INCOME (LOSS)                                                      $ (4,552)        $    916
                                                                          ======           ======

 ALLOCATION OF NET INCOME (LOSS):

 General partner                                                        $    201         $    588
                                                                          ======           ======
 Limited partners                                                       $ (4,753)        $    328
                                                                          ======           ======

 Per Unit and Class B Unit                                             $   (.55)        $    .04
                                                                         ======           ======

 Weighted average Units and Class B
      Units outstanding                                                    8,644            8,649
                                                                          ======           ======

                         HALLWOOD ENERGY PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                                   For the Three Months
                                                                                      Ended March 31,

                                                                                   1995             1994
 OPERATING ACTIVITIES:                                                            $ (4,552)      $    916
    Net income (loss)
    Adjustments to reconcile net income (loss) to net cash flow
      provided by operating activities:                                              8,023          4,713
         Depreciation, depletion, amortization and impairment                           51             87
         Depreciation charged to affiliates
         Amortization of deferred loan costs                                            50             65
           and other assets                                                             82            106
         Noncash interest expense                                                      847            149
         Equity in loss of HCRC                                                        287            700
         Minority interest in net income                                               (66)            58
         Undistributed (earnings) loss of affiliates                                   (40)          (112)
         Recoupment of take-or-pay liability                                       -------         ------

           Cash provided by operations before working
              capital changes                                                        4,682          6,682
    Changes in operating assets and liabilities provided
      (used) cash net of noncash activity:
         Oil and gas sales receivable                                                1,149          1,936
         Trade receivable                                                             (738)           983
         Due from affiliates                                                         1,647            (45)
         Prepaid expenses and other current assets                                      (3)         1,226
         Accounts payable and accrued liabilities                                     (767)        (6,118)
         Due to affiliates                                                           1,003
                                                                                    ------         ------

           Net cash provided by operating activities                                 6,973          4,664
                                                                                    ------         ------

 INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                        (573)        (1,001)
    Exploration and development costs incurred                                      (3,460)        (1,513)
    Proceeds from sales of property, plant and equipment                               181              9
    Other investing activities                                                                        (70)
                                                                                   -------        -------
           Net cash used in investing activities                                    (3,852)        (2,575)
                                                                                    ------        -------

 FINANCING ACTIVITIES:
    Payments of long-term debt                                                      (3,022)           (22)
    Proceeds from long-term debt                                                    10,000
    Distributions paid                                                              (2,448)        (2,432)
    Distributions paid by consolidated subsidiaries
      to minority shareholders                                                        (315)          (824)
    Payments of contract settlement                                                   (333)          (233)
    Syndication costs and capital contributions                                        (23)           (22)
    Other financing activities                                                         (59)
                                                                                    ------         ------

         Net cash provided by (used in) financing activities                         3,800         (3,533)
                                                                                    ------         ------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                6,921         (1,444)

 CASH AND CASH EQUIVALENTS:
 BEGINNING OF PERIOD                                                                 2,409         13,139
                                                                                    ------         ------

 END OF PERIOD                                                                    $  9,330       $ 11,695
                                                                                   =======        =======

<F1>

                  The accompanying notes are an integral part
                          of the financial statements.

                         HALLWOOD ENERGY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - GENERAL

Hallwood Energy Partners, L. P. ("HEP") is a publicly traded Delaware limited partnership engaged in the development, production, sale and transportation of oil and gas and in the acquisition, exploration, development and operation of oil and gas properties. The principal objectives of HEP are to maintain and to expand its reserve base and to provide cash distributions to holders of its units representing limited partner interests ("Units"). The general partner of HEP is Hallwood Energy Corporation ("HEC") which has been engaged in oil and gas exploration and development since its incorporation in 1968.

The activities of HEP are conducted through HEP Operating Partners, L. P. ("HEPO") and EDP Operating, Ltd. ("EDPO"). HEP is the sole limited partner and HEC is the sole general partner of HEPO. Hallwood G. P., Inc. ("HGPI"), a wholly-owned subsidiary of HEC, is the sole general partner, and HEP is the sole limited partner of EDPO. Solely for purposes of simplicity herein, unless otherwise indicated, all references to HEP in connection with the ownership, exploration, development or production of oil and gas properties include HEPO and EDPO.

The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in HEP's December 31, 1994 Annual Report on Form 10-K.

ACCOUNTING POLICIES

CONSOLIDATION

HEP fully consolidates majority owned entities and reflects a minority interest in the consolidated financial statements. HEP accounts for its interest in 50% or less owned affiliated oil and gas partnerships and limited liability companies using the proportionate consolidation method of accounting. HEP's investment in approximately 40% of the common stock of its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), is accounted for under the equity method.

The accompanying financial statements include the activities of HEP, its subsidiaries Hallwood Petroleum, Inc. ("HPI") and Hallwood Oil and Gas, Inc. ("Hallwood Oil") and majority owned affiliates, the May Limited Partnerships 1983-1, 1983-2, 1983-3, 1984-1, 1984-2, 1984-3 ("Mays").

TREASURY STOCK

HEP owns approximately 40% of the outstanding common stock of HCRC, which owns approximately 9% of HEP's Units; consequently, HEP has an interest in 317,750 of its own Units. These Units are treated as treasury units in the accompanying financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period's amounts to conform to the classifications used in the current period.


NOTE 2 - DEBT

During the first quarter, HEP and its lenders amended and restated HEP's Amended and Restated Credit Agreement ("Credit Agreement") to extend the term date of its line of credit to May 31, 1997. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP has a borrowing base of $42,000,000. HEP has amounts outstanding at March 31, 1995 of $19,700,000 under the Credit Agreement and $17,143,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by the outstanding contract settlement debt of $3,840,000 and capital lease obligations of $158,000. On April 28, 1995, HEP borrowed an additional $2,000,000 under the Credit Agreement and paid down borrowings under the Note Purchase Agreement by $4,286,000; therefore, its unused borrowing base, totaled $3,445,000, at May 11, 1995.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP funded the payment due in April 1995 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of March 31, 1995.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75% (7.87% at March 31, 1995). Interest is payable monthly, and quarterly principal payments of $1,356,000, as adjusted for the borrowings during April 1995, commence May 31, 1997.

The borrowing base for the Credit Facilities is redetermined semiannually in

March and September of each year. The Credit Facilities are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. Additionally, aggregate distributions paid by HEP in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates.

The current portion of long-term debt represents a current capital lease obligation of $95,000.


NOTE 3 - STATEMENT OF CASH FLOWS

Cash paid for interest during the three months ended March 31, 1995 and 1994 was $825,000 and $863,000, respectively.


NOTE 4 - LEGAL PROCEEDINGS

On April 21, 1995, the United States District Court for the Southern District of New York entered an order provisionally certifying the class and preliminarily approving the settlement of In Re: Hallwood Energy Partners, L. P. Securities Litigation, 90 Civ. 1555. The class is composed of all persons and entities who beneficially owned or held units of Energy Development Partners, Ltd. ("EDP") on May 9, 1990 and who exchanged, or were eligible to exchange, their EDP units for HEP Units pursuant to the merger of EDP into HEP (the "Transaction"). The order directs plaintiffs' counsel to mail to class members notice of the settlement. The final hearing approving the settlement will be held on August 10, 1995.

Under the terms of the settlement, HEP will make a cash payment of approximately $2,870,000, which was recorded as an expense in HEP's 1994 financial statements as the estimated cost associated with the litigation. In addition, in connection with plaintiffs' allegation that they did not receive adequate compensation for their EDP Units at the time of the Transaction, HEP will issue Units having a market value of $5,330,000. When issued, these Units, which are presently estimated to total approximately 970,000, will be treated, for financial statement purposes only, as additional Units issued in connection with the Transaction, which was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interests, and will be reflected as outstanding Units since May 9, 1990, the date of the Transaction. As a result, after the Units are issued, the number of Units outstanding and the net income (loss) per Unit will be retroactively restated for all periods subsequent to the Transaction. An affiliate of the Hallwood defendants may choose to purchase all of the Units for $5,330,000. The net proceeds of the settlement will be distributed to the class after all time periods for an appeal of the settlement order have expired. HEP anticipates that the distribution will occur in late September or October 1995.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

HEP generated $6,973,000 of cash flow from operating activities during the first three months of 1995.

The other primary cash inflows were:

  .  $10,000,000 in proceeds from long-term debt

  .  $181,000 in proceeds from the sale of property

Cash was used primarily for:

  .  Payments of long-term debt of $3,022,000

  .  Additions to property and development costs incurred of $4,033,000

  .  Distributions to Unitholders of $2,448,000

  .  Payments of contract settlement of $333,000

When combined with miscellaneous other cash activity during the period, the result was an increase of $6,921,000 in HEP's cash from $2,409,000 at December 31, 1994 to $9,330,000 at March 31, 1995.

DEVELOPMENT PROJECTS AND ACQUISITIONS

Through March 31, 1995, HEP has incurred approximately $4,033,000 directly and $1,081,000 indirectly through its investment in Hallwood Spraberry Drilling Company, L.L.C. ("HSD") for exploration, development and acquisition costs toward the 1995 capital budget of $15,800,000 of which $11,600,000 is for direct expenditures and the remainder for HSD expenditures. The direct expenditures were comprised of approximately $1,782,000 for HEP's Indonesian project as further discussed below, approximately $1,678,000 for domestic exploration and development expenditures and approximately $573,000 for property acquisitions and land. The indirect expenditures were comprised of drilling costs. A description of significant exploration and development projects to date in 1995 follows.

Through HEP's investment in HSD, approximately $1,081,000, net to HEP's interest, has been incurred through March 31, 1995 for five drilled wells and nine recompletions on the Rocker "b" Ranch in Reagan County, Texas. HSD has its own line of credit of $4,000,000 net to HEP's interest, provided by a third party lender. The line of credit is secured only by certain leases on the Rocker "b" Ranch and is otherwise nonrecourse to HEP. HSD plans to drill up to 32 wells and to recomplete the same number of wells through July 1996. Based on the initial success of the drilling and recompletions, HEP acquired substantial additional acreage in the Rocker "b" Ranch during the second quarter and HSD plans to expand its project area to include this acreage. HSD has two drilling rigs under contract in the area and plans to place a third under contract in the second quarter of 1995. Discussions are underway with other operators in the area regarding development of new acreage.

Significant exploration and development expenditures through March 31, 1995 include approximately $390,000 on four successful drilling wells and three successful recompletions in the West Texas Kermit area and approximately $300,000 on one development well in Reagan County, Texas. Gross production on these properties has increased by 535 barrels of oil per day and 780 mcf per day. HEP intends to participate in several more workovers and drilling wells in this area in 1995. Future projects include secondary recovery in the San Andres and Holt Formations. HEP has 25% to 35% working interests in the Kermit area wells and to 90% working interest in the Reagan County well.

In April of 1995, a workover was performed on the G.S. Boudreaux in Lafayette Parish, Louisiana, whereby gross production rates were increased from 17,500 mcf per day and 370 barrels of condensate per day to 24,600 mcf per day and 550 barrels of condensate per day during the second quarter of 1995. Present production is limited by surface facilities, and additional planned facility work is anticipated to further increase production. HEP has a 30% working interest in the well. The increased production rate on the G.S. Boudreaux will significantly increase the state administered production allowable for the A.L. Boudreaux in the same area, resulting in production increases from that well.

In Richland County, Montana, the Lewis #1, was recompleted to the Interlake Formation for a gross flowing rate of 450 barrels of oil per day and 250 mcf per day initial potential. A development well to further exploit this deposit is planned for 1995. HEP has a 22% working interest in the area.

Through March 31, 1995, HEP has spent approximately $230,000 to date on a program started in late 1994 in Lea County, New Mexico. The program included five successful non-operated development wells and one successful recompletion having gross combined initial flowing rates of 2,389 barrels of oil per day and 3,023 mcf per day. HEP has a 5% working interest in the field.

HEP is currently completing an exploratory well in Wyoming for which $85,000 has been incurred during the first quarter of 1995. A gross flowing potential of 750 barrels of oil per day and 150 mcf per day has been recorded, and a delineation well is planned for the summer of 1995. HEP has a 17% working interest in the field.

During the first quarter of 1995, HEP also acquired acreage in Texas, Louisiana, Michigan, Wyoming and Montana for approximately $90,000, as well as working interests in the San Juan Basin of New Mexico and Reagan County, Texas for approximately $120,000. Numerous other projects are also underway in Montana, Colorado, Utah and Kansas.

During the first quarter of 1995, Hallwood Petroleum Indonesia, Inc. ("Hallwood Indonesia") completed and evaluated its first well, PTH-01, in the Telaga Said Field in North Sumatra, Indonesia. A 39 barrel per day oil test was obtained, but insufficient reserves were indicated to justify field development costs. Consequently, Hallwood Indonesia has decided to relinquish its interest in the contract area and is in the process of closing down its operations there. HEP has recorded $4,051,000 of impairment expense in the first quarter of 1995, which represents the write-off of its entire investment in Hallwood Indonesia.

DISTRIBUTIONS

HEP paid a $.20 per Unit distribution on February 15, 1995 and has declared a $.20 per Unit distribution payable on May 15, 1995 to Unitholders of record on March 31, 1995. HEP will continue to evaluate its cash flow from operations on a quarterly basis and will determine each quarter's distribution accordingly.

FINANCING

During the first quarter, HEP and its lenders amended and restated HEP's Amended and Restated Credit Agreement (the "Credit Agreement") to extend the term date of its line of credit to May 31, 1997. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP has a borrowing base of $42,000,000. HEP has amounts outstanding at March 31, 1995 of $19,700,000 under the Credit Agreement and $17,143,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by the outstanding contract settlement debt of $3,840,000 and capital lease obligations of $158,000. On April 28, 1995, HEP borrowed an additional $2,000,000 under the Credit Agreement and paid down borrowings under the Note Purchase Agreement by $4,286,000; therefore, its unused borrowing base totaled $3,445,000, at May 11, 1995.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP funded the payment due in April 1995 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of March 31, 1995.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75% (7.87% at March 31, 1995). Interest is payable monthly, and quarterly principal payments of $1,356,000 as adjusted for the borrowings during April 1995, commence March 31, 1997.

The borrowing base for the Credit Facilities is redetermined semiannually in March and September of each year. The Credit Facilities are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. Additionally, aggregate distributions paid by HEP in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates.

The current portion of long-term debt represents a current capital lease obligation of $95,000.

INFLATION AND CHANGING PRICES

PRICES

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEP, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly throughout 1994 and through the first quarter of 1995. The following table presents the average prices received each quarter by HEP and the effects of the hedging transactions discussed below.

                                     Oil                 Oil                  Gas                  Gas
                               (excluding the       (including the      (excluding the       (including the
                                 effects of           effects of          effects of           effects of
                                   hedging             hedging              hedging              hedging
                                transactions)       transactions)        transactions)        transactions)
                                    (bbl)               (bbl)                (mcf)                (mcf)

 First quarter - 1994              $12.82              $14.59               $ 2.22               $ 2.13
 Second quarter - 1994              16.03               16.84                 1.90                 1.94
 Third quarter - 1994               17.08               17.58                 1.81                 1.95
 Fourth quarter - 1994              16.05               16.89                 1.65                 1.84
 First quarter - 1995               16.79               17.22                 1.51                 1.81

HEP has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. In general, it is HEP's goal to hedge 50% of its oil and gas production for each of the next two years and 30% for each of the three years thereafter. The revenue associated with these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

The following table provides a summary of HEP's outstanding financial contracts:

                                  Oil

                                Percent of Production     Contract
            Period                     Hedged            Floor Price
                                                          (per bbl)

 Last nine months of 1995                 47%              $16.94
 1996                                     25%              $15.00
 1997                                     20%              $14.83
 1998                                     15%              $14.89
 1999                                      3%              $15.13


Between 20% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HEP will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus between 25% and 75% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Between 25% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price.  The cap prices range from $16.25 to $18.60.

                                  Gas

                                Percent of Production     Contract
            Period                      Hedged           Floor Price
                                                          (per mcf)
 Last nine months of 1995                58%                $2.04
 1996                                    29%                 2.05
 1997                                    32%                 1.95
 1998                                    32%                 2.00
 1999                                     4%                 1.49

Between 28% and 68% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.50 to $2.81.

During the second quarter through May 11, 1995, the oil price (for barrels not hedged) averaged between $17.50 and $18.25 per barrel. The weighted average price of natural gas (for mcf not hedged) was between $1.45 and $1.70 per mcf.

INFLATION

Inflation did not have a material impact on HEP in 1994 and is not anticipated to have a material impact in 1995.

RESULTS OF OPERATIONS

The following table is presented to contrast HEP's average oil and gas prices and production. Significant fluctuations are discussed in the accompanying narrative.

                                        OIL AND GAS PRICES AND PRODUCTION
                                         (In thousands except for price)
                                      For the Three Months Ended March 31,

                                     1995                              1994
                             Oil              Gas              Oil              Gas
                            (bbl)            (mcf)            (bbl)            (mcf)

 Average price             $17.22             $1.81           $14.59            $2.13
 Production                   229             3,072              236            3,600

FIRST QUARTER 1995 COMPARED TO FIRST QUARTER 1994

OIL REVENUE

Oil revenue increased by $500,000, or 15%, during the first quarter of 1995 as compared with the first quarter of 1994. The increase is the result of an increase in the average oil price from $14.59 per barrel in 1994 to $17.22 per barrel in 1995 partially offset by a decrease in oil production from 236,000 barrels in 1994 to 229,000 barrels in 1995. The decrease in oil production is due to normal production declines which were partially offset by increased production from developmental drilling projects in West Texas.

The effect of HEP's hedging transactions, as described under "Inflation and Changing Prices," was to increase HEP's average oil price from $16.79 per barrel to $17.22 per barrel, representing $98,000 in additional revenue from hedging transactions.

GAS REVENUE

Gas revenue decreased by $2,119,000 during the first quarter of 1995 as compared with the first quarter of 1994. The decrease is the result of a decrease in production from 3,600,000 mcf in 1994 to 3,072,000 mcf in 1995, combined with a 15% decrease in price from $2.13 per mcf in 1994 to $1.81 per mcf in 1995. The decrease in production is due to allowable production limits and normal production declines.

The effect of HEP's hedging transactions was to increase HEP's average gas price from $1.51 per mcf to $1.81 per mcf, representing $922,000 in additional revenue from hedging transactions.

PIPELINE, FACILITIES AND OTHER

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal, and incentive payments related to the sale of a term working interest in certain wells in San Juan County. Pipeline, facilities and other income increased by $35,000 during the first quarter of 1995 as compared with the first quarter of 1994, primarily as a result of incentive payments received during the first quarter of 1995.

INTEREST INCOME

The decrease in interest income of $20,000 during the first quarter of 1995 as compared with the first quarter of 1994 resulted from a lower average cash balance during the first quarter of 1995 as compared with the same period during 1994.

PRODUCTION OPERATING EXPENSE

Production operating expense decreased $65,000 during the first quarter of 1995 as compared with the first quarter of 1994, primarily as a result of property sales.

FACILITIES OPERATING EXPENSE

Facilities operating expense represents the costs of operating and maintaining two gathering systems located in New Mexico. Costs increased by $39,000 during 1995 as compared with 1994 due to the connection of additional wells to the gathering systems.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports, as well as allocated internal overhead incurred by the operating company on behalf of HEP. These expenses increased $226,000 during the first quarter of 1995 as compared with the first quarter of 1994. This increase is primarily the result of bank fees associated with the extension of HEP's line of credit during the first quarter of 1995.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

Depreciation, depletion and amortization expense decreased $741,000 during the first quarter of 1995 as compared with the first quarter of 1994. The decrease is primarily the result of lower capitalized costs in 1995 as compared with 1994 due to the property impairment recorded during the fourth quarter of 1994.

IMPAIRMENT OF OIL AND GAS PROPERTIES

Impairment of oil and gas properties represents the write-off of HEP's Indonesian operations.

INTEREST EXPENSE

Interest expense decreased by $41,000 during the first quarter of 1995 as compared with the first quarter of 1994, primarily as the result of a lower average debt balance in the first quarter of 1995 as compared with the first quarter of 1994, partially offset by higher interest rates.

EQUITY IN LOSS OF HCRC

Equity in loss of affiliate represents HEP's share of its equity investment in HCRC. HEP's equity in loss increased $698,000 during the first quarter of 1995 as compared with the first quarter of 1994. The increase is primarily due to HCRC's impairment expense resulting from the write-off of its Indonesian operations.

MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES

Minority interest in net income of subsidiaries represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease is due to a decline in the net income of the May Partnerships resulting from decreased production on their properties.

PART II  -  OTHER INFORMATION


ITEM 1  -  LEGAL PROCEEDINGS

     Reference is made to Item 8 - Note 14 of Form 10-K for the year ended December 31, 1994 and Item 1 - Note 4 of Form 10-Q for the quarter ended March 31, 1995.


ITEM 2  -  CHANGES IN SECURITIES

     None.


ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5  -  OTHER INFORMATION

     None.


ITEM 6  -  REPORTS ON FORM 8-K

     None.


ITEM 7  -  EXHIBITS

     10.3  Second Amended and Restated Credit Agreement dated as of March 31,
           1995.

     10.9 Domestic Incentive Plan between the Company and Hallwood Petroleum, Inc. dated
           January 14, 1993 (corrected version).

     10.11
  1995 Unit Option Plan Loan Program.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HALLWOOD ENERGY PARTNERS, L. P.

                                       BY:  HALLWOOD ENERGY CORPORATION
                                                GENERAL PARTNER



 Date:  May 11, 1995                   By:/S/Robert S. Pfeiffer
                                          Robert S. Pfeiffer, Vice President
                                             (Chief Financial Officer)