Form 10-Q
period 1995-06-30
HALLWOOD ENERGY PARTNERS LP
filed 1995-08-18
CIK 768172

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q


MARK ONE
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-8921

                             -----------------------

                         HALLWOOD ENERGY PARTNERS, L. P.
             (Exact name of registrant as specified in its charter)

                            ------------------------



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No

The registrant is a limited partnership and issues Units (representing ownership of limited partner interests).

Number of Units outstanding as of August 11, 1995                      8,818,558

Number of Class B Subordinated Units outstanding as of August 11, 1995   143,773

                           CONSOLIDATED BALANCE SHEETS
                           (In thousands except Units)


                                       June 30,     December 31,
                                         1995            1994
                                     ------------  -------------
                                     (Unaudited)
 CURRENT ASSETS
   Cash and cash equivalents          $  4,175       $  2,409
   Accounts receivable:
    Oil and gas sales                    5,929          6,220
    Trade                                3,164          3,042
   Due from affiliates                     669          1,647
   Prepaid expenses and other
   current assets                        1,559          1,352
                                        -------        -------
      Total                             15,496         14,670
                                        -------        -------

 PROPERTY, PLANT AND EQUIPMENT,
 at cost
   Oil and gas properties (full
   cost method):
      Proved mineral interests         596,297        588,758
    Unproved mineral interests -
    domestic                               211            380
    Unproved mineral interests -
    foreign                                             2,399
   Furniture, fixtures and other         3,008          2,980
                                        -------        -------

      Total                            599,516        594,517

   Less accumulated depreciation,
    depletion, amortization and
    property impairment               (502,238)      (487,103)
                                      ---------        -------

      Net Property, Plant and
      Equipment                         97,278        107,414
                                        -------        -------
 OTHER ASSETS
   Investment in common stock of
   HCRC                                 11,411         13,764
   Deferred expenses and other
   assets                                  332            433
                                        -------       --------

      Total                             11,743         14,197
                                        -------        -------

 TOTAL ASSETS                         $124,517       $136,281
                                       =======        =======

                           CONSOLIDATED BALANCE SHEETS
                           (In thousands except Units)
                                   (Continued)


                                       June 30,   December 31,
                                         1995         1994
                                      -----------  -------------
                                    (Unaudited)
 CURRENT LIABILITIES
   Accounts payable and accrued
    liabilities                      $ 16,824       $ 18,407
   Net working capital deficit of
    affiliate                           1,087            103
   Current portion of contract
    settlement                          1,475          1,425
   Current portion of long-term
    debt                                   96          4,125
                                       -------        -------
      Total                            19,482         24,060
                                       -------        -------

 NONCURRENT LIABILITIES
   Long-term debt                      34,596         25,898
   Contract settlement                  2,120          2,666
   Deferred liability                   1,822          1,931
   Long-term debt of affiliate          1,514
                                       -------        -------

      Total                            40,052         30,495
                                       -------        -------
        Total Liabilities              59,534         54,555
                                       -------        -------

 MINORITY INTEREST IN SUBSIDIARIES      2,855          2,923
                                       -------        -------
 PARTNERS' CAPITAL
   Units - 8,818,558 Units issued,
    8,500,808 outstanding              61,731         77,342
   Class B Subordinated Units -
    143,773 Units outstanding           1,088          1,350
   General Partner                      3,249          4,051
   Treasury Units - 317,750 Units      (3,940)        (3,940)
                                       -------        -------

        Total Partners' Capital        62,128         78,803
                                       -------        -------

 TOTAL LIABILITIES AND PARTNERS'
   CAPITAL                           $124,517       $136,281
                                      =======        =======

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                           (In thousands except Units)


                                         For the Three
                                            Months
                                        Ended June 30,
                                       -----------------

                                        1995      1994
                                       ------    ------
 REVENUES:
   Oil revenue                       $  4,246  $  3,924
   Gas revenue                          5,151     6,382
   Pipeline, facilities and other         978       751
   Interest                                90       265
                                       ------    ------
                                       10,465    11,322
                                       ------    ------

 EXPENSES:
   Production operating                 2,402     3,392
   Facilities operating                   155       229
   General and administrative           1,156     1,275
   Depreciation, depletion and
   amortization                         4,052     4,569
   Impairment of oil and gas properties 7,000
   Interest                             1,054       995
                                       ------    ------

                                       15,819    10,460
                                       ------    ------

 OTHER EXPENSES:
   Equity in loss of HCRC               1,506       111
   Minority interest in net income of
   subsidiaries                           351       379
                                       ------    ------
                                        1,857       490
                                       ------    ------

 NET INCOME (LOSS)                    $(7,211)  $   372
                                       ======    ======
 ALLOCATION OF NET INCOME (LOSS):

 General partner                       $  188  $    407
                                       ======    ======

 Limited partners                     $(7,399) $    (35)
                                       ======    ======
 Per Unit and Class B Unit            $  (.86)  $  (.01)
                                       ======    =======

 Weighted average Units and Class B
   Units outstanding                    8,644     8,649
                                       ======    ======
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                           (In thousands except Units)

                                     For the Six Months
                                        Ended June 30,
                                      -----------------

                                        1995      1994
                                       ------    ------

 REVENUES:
  Oil revenue                        $  8,189  $  7,367
  Gas revenue                          10,711    14,061
  Pipeline, facilities and other        1,418     1,236
  Interest                                176       371
                                       ------   -------
                                       20,494    23,035
                                       ------    ------
 EXPENSES:
  Production operating                  5,089     6,145
  Facilities operating                    378       413
  General and administrative            2,647     2,539
  Depreciation, depletion and
  amortization                          8,024     9,282
  Impairment of oil and gas properties 11,051
  Interest                              2,047     2,029
                                       ------    ------
                                       29,236    20,408
                                      -------    ------

 OTHER EXPENSES:
  Equity in loss of HCRC                2,353       260
  Minority interest in net income of
  subsidiaries                            638     1,079
  Litigation settlement                    30
                                       ------    ------

                                        3,021     1,339

 NET INCOME (LOSS)                   $(11,763) $  1,288
                                       ======    ======

 ALLOCATION OF NET INCOME (LOSS):
 General partner                    $     389  $    995
                                      =======   =======

 Limited partners                    $(12,152) $    293
                                       ======    ======

 Per Unit and Class B Unit           $ (1.41)  $    .03
                                       ======    ======

 Weighted average Units and Class B
  Units outstanding                     8,644     8,649
                                       ======    ======
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                  For the Six
                                                    Months
                                                 Ended June 30,
                                                ----------------
                                                 1995    1994
                                               -------    ------
 OPERATING ACTIVITIES:
  Net income (loss)                         $(11,763)    $  1,288
  Adjustments to reconcile net income
    (loss) to net cash flow
       provided by operating activities:
     Depreciation, depletion, amortization
       and impairment                         19,075        9,282
     Depreciation charged to affiliates          111          174
     Amortization of deferred loan costs
       and other assets                          101          130
     Noncash interest expense                    158          209
     Equity in loss of HCRC                    2,353          260
     Minority interest in net income             638        1,079
     Undistributed (earnings) loss of
       affiliates                               (244)          86
     Recoupment of take-or-pay liability         (96)        (192)
                                              ------        ------
       Cash provided by operations before
        working capital changes               10,333        12,316

  Changes in operating assets and
    liabilities provided (used) cash net of
    noncash activity:
     Oil and gas sales receivable                291         3,256
     Trade receivable                           (122)        2,148
     Due from affiliates                         453          (877)
     Prepaid expenses and other current
       assets                                    207         3,440
     Accounts payable and accrued
       liabilities                            (1,533)       (8,073)
                                              ------         ------

       Net cash provided by operating
        activities                             9,629         2,210

 INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment                                 (1,392)       (1,666)
  Exploration and development costs
    incurred                                  (5,064)       (4,313)
  Proceeds from sales of property, plant
    and equipment                                258           112
  Other investing activities                                  (146)
                                              ------         ------

       Net cash used in investing activities  (6,198)        (6,013)

 FINANCING ACTIVITIES:
  Payments of long-term debt                  (7,331)         (7,329)
  Proceeds from long-term debt                12,000           4,300
  Distributions paid                          (4,876)         (4,889)
  Distributions paid by consolidated
    subsidiaries to minority shareholders       (706)         (1,242)
  Payments of contract settlement               (704)           (597)
  Syndication costs and capital
    contributions                                (36)            (22)
  Other financing activities                     (12)
                                                ------         ------


     Net cash used in financing activities    (1,665)          (9,779)
                                              ------           ------
 NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                  1,766           (3,582)
 CASH AND CASH EQUIVALENTS:

 BEGINNING OF PERIOD                           2,409           13,139
                                              ------           ------

 END OF PERIOD                              $  4,175         $  9,557
                                              ======           ======

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

TREASURY STOCK

HEP owns approximately 40% of the outstanding common stock of HCRC, which owns approximately 9% of HEP's Units; consequently, HEP has an interest in 317,750 of its own Units. These Units are treated as treasury units in the accompanying financial statements.
RECLASSIFICATIONS

Certain reclassifications have been made to the prior period's amounts to conform to the classifications used in the current period.


NOTE 2 - DEBT

During the first quarter, HEP and its lenders amended and restated HEP's Amended and Restated Credit Agreement ("Credit Agreement") to extend the term date of its line of credit to May 31, 1997. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP has a borrowing base of $42,000,000. HEP has amounts outstanding at June 30, 1995 of $21,700,000 under the Credit Agreement and $12,857,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by the outstanding contract settlement debt of $3,595,000 and capital lease obligations of $135,000; therefore, its unused borrowing base totaled $3,713,000 at June 30, 1995.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1996 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of June 30, 1995.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75% (7.87% at June 30, 1995). Interest is payable monthly, and quarterly principal payments of $1,624,000, as adjusted for the anticipated borrowings during April 1996, commence May 31, 1997.

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

The current portion of long-term debt represents a current capital lease obligation of $96,000.

HEP has entered into contracts to hedge its interest rate payments on $5,000,000 of its debt through the end of 1995, $10,000,000 for 1996 and 1997 and $5,000,000 for the first three quarters of 1998. HEP does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HEP's interest payments under its debt agreement which has a floating interest rate. In general, it is HEP's goal to hedge 50% of the principal amount of its debt for each year of the remaining term of the debt. HEP has entered into two hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 5.8% and a ceiling rate of 8.1%, and the other is an interest rate swap with a fixed rate of 5.75%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.


NOTE 3 - STATEMENT OF CASH FLOWS

Cash paid for interest during the six months ended June 30, 1995 and 1994 was $1,684,000 and $1,691,000, respectively.


NOTE 4 - LEGAL PROCEEDINGS

On August 15, 1995, the United States District Court for the Southern District of New York issued a Final Order approving the settlement of In Re: Hallwood Energy Partners, L. P. Securities Litigation, 90 Civ. 1555. The settlement class is composed of all persons and entities who beneficially owned or held units of Energy Development Partners, Ltd. ("EDP") on May 9, 1990 and who exchanged, or were eligible to exchange, their EDP units for HEP Units pursuant to the merger of EDP into HEP (the "Transaction").
As part of the settlement, HEP will make a cash payment of approximately $2,870,000, which was recorded as an expense in HEP's 1994 financial statements as the estimated cost associated with the litigation. In addition, in connection with plaintiffs' allegation that they did not receive adequate compensation for their EDP Units at the time of the Transaction, HEP will issue Units having a market value of $5,330,000. When issued, these Units, which are presently estimated to total approximately 1,185,000, will be treated, for financial statement purposes only, as additional Units issued in connection with the Transaction, which was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interests, and will be reflected as outstanding Units since May 9, 1990, the date of the Transaction. As a result, after the Units are issued, the number of Units outstanding and the net income (loss) per Unit will be retroactively restated for all periods subsequent to the Transaction. The Board of Directors of HCRC has approved the exercise by HCRC of an option to purchase all of the Units for $5,330,000, provided that the effective price paid by HCRC for the Units is no more than $6.00 and no less than $3.875. If the completion of the settlement is substantially delayed, or if there is a material change in circumstances, HCRC will reassess its current intention to purchase the settlement Units. HEP Units will be issued and the settlement proceeds will be distributed to the class after all time periods for an appeal of the final settlement order have expired. Unless there is an appeal of the court's order, HEP expects to issue the Units and pay the cash portion to the class nominee in late September or October 1995.

Trial in the lawsuit styled Stutes v. Hallwood Petroleum, Inc. et al. has been set for February 1996. The plaintiff in the lawsuit, a driver for Koch Services, alleges that as a result of exposure to benzene in the petroleum he was hauling from various wells owned and operated by HPI and the approximately 80 other named defendants, he contracted myelogenous leukemia. Discovery is ongoing. HPI plans to vigorously defend this case, but cannot predict the outcome of this matter or any possible effect an uninsured or unindemnified adverse outcome might have.


ITEM  2 -    MANAGEMENT'S DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION AND
           RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

HEP generated $9,613,000 of cash flow from operating activities during the first six months of 1995.

The other primary cash inflows were:

 o  $12,000,000 in proceeds from long-term debt

 o  $258,000 in proceeds from the sale of property

Cash was used primarily for:

 o  Payments of long-term debt of $7,331,000

 o  Additions to property and development costs incurred of $6,456,000

 o  Distributions to Unitholders of $4,571,000

 o  Payments of contract settlement of $704,000

When combined with miscellaneous other cash activity during the period, the result was an increase of $1,766,000 in HEP's cash from $2,409,000 at December 31, 1994 to $4,175,000 at June 30, 1995.

CAPITAL PROJECTS

For 1995, HEP has a capital budget of $15,800,000 which includes $11,600,000 for direct expenditures and $4,200,000 for indirect expenditures through its investment in Hallwood Spraberry Drilling Company, L.L.C. ("HSD"). Through June 30, 1995, HEP incurred approximately $9,299,000 in capital expenditures which includes $6,456,000 directly and $2,843,000 indirectly through HSD. A description of significant exploration and development projects to date in 1995 follows.

HSD has incurred approximately $2,843,000, net to HEP's interest, through June 30, 1995 for 20 drilled wells, 12 recompletions and acquisition of drilling leases on the Rocker "b" Ranch in Reagan County, Texas. HSD has its own line of credit of $4,000,000, net to HEP's interest, provided by a third party lender. The line of credit is secured only by certain leases on the Rocker "b" Ranch and is otherwise nonrecourse to HEP. Based on the initial success of the drilling and recompletions, HEP spent approximately $780,000 on additional acreage in the Rocker "b" Ranch during the second quarter, and HSD plans to expand its project area to include this acreage. HSD has three drilling rigs under contract in the area currently, and now plans to drill 54 wells by the end of 1995. It is HEP's intention to arrange third party financing for the drilling. The wells drilled and recompleted through June 30, 1995 added a total of 1 million equivalent barrels of proven developed and undeveloped reserves, including 640,000 equivalent barrels which were booked as proven undeveloped reserves at December 31, 1994. From June 30 to August 11, 1995, HSD drilled an additional seven wells. The 39 wells drilled or recompleted since January 1, 1995, have increased HEP's share of production on the Rocker "b" properties by 590 barrels of oil equivalent per day.

HEP's $11,600,000 direct capital budget is being expended on a variety of projects described below. The reserve additions generated by the following expenditures resulted in replacement of 72% of production during the first half of 1995 net of downward revisions caused primarily by price declines.

HEP spent approximately $825,000 on six successful drilling wells and eight successful recompletions in the West Texas Kermit area where HEP has working interests ranging from 25% to 80%. Gross production on these properties has increased by 690 barrels of oil per day and 1,275 mcf per day. Future projects in the area include secondary recovery in the San Andres and Holt Formations. It is anticipated that six more wells will be recompleted and seven more wells will be drilled by year end.

A workover on the G.S. Boudreaux in Lafayette Parish increased gross production rates from 17,500 mcf per day and 370 barrels of condensate per day to 22,000 mcf per day and 450 barrels of condensate per day during the second quarter of 1995. The increased production rate on the G.S. Boudreaux is anticipated to increase the state administered production allowable for the A.L. Boudreaux in the same area from its current 20,000 mcf per day to 28,000 mcf per day. HEP has a 26% interest in the A.L. Boudreaux.

In Richland County, Montana, the Lewis #1 was recompleted to the Interlake Formation in the first quarter of 1995, and the well is currently flowing 325 barrels of oil per day and 165 mcf per day. Two development wells to further exploit this field's reserves are planned for 1995. HEP has a 22% working interest in the area.

In the first six months of 1995, HEP spent approximately $290,000 on a program started in late 1994 in New Mexico. This amount includes eight successful non-operated development wells in Lea County, New Mexico, and two successful operated recompletions in Eddy County, New Mexico, having gross combined initial flowing potentials of 2,750 barrels of oil per day and 3,525 mcf per day. HEP has a 5% working interest in the Lea County field and 25% to 50% interests in the Eddy County wells. An additional five nonoperated wells are expected to be drilled by the end of 1996.

In May 1995, HEP completed an exploratory well in Hot Springs County, Wyoming. The well is flowing 550 barrels of oil per day, and a delineation well is presently being drilled. HEP has a 17% working interest in this field. Depending upon the results of the delineation well, additional field development is possible.

In the first six months of 1995, HEP drilled two additional coal bed methane development wells and acquired working interests in the San Juan Basin of New Mexico, for a total of approximately $194,000. The two new wells have increased gross production in this area by 325 mcf per day, and gross production is expected to increase further as the Fruitland Coal dewaters. HEP has working interests in these new wells of 18% and 25%.

During the first six months of 1995, HEP also acquired additional acreage in Martin County, Reagan County and Irion County, Texas for approximately $497,000. Nine wells are planned to be drilled on the Irion County acreage in 1995. HEP has also spent approximately $555,000 on two development wells in Reagan County, Texas in which it has a 90% working interest. Significant additional acreage acquisition in 1995 is anticipated to support 1996 drilling plans in Reagan County. Numerous other projects, which are individually less significant, are also underway in Montana, Colorado, North Dakota, Texas and Utah. Additionally, six wildcat exploration wells are planned for the second half of 1995.

During the first quarter of 1995, Hallwood Petroleum Indonesia, Inc. ("Hallwood Indonesia") completed and evaluated its first well, PTH-01, in the Telaga Said Field in North Sumatra, Indonesia. A 39 barrel per day oil test was obtained, but insufficient reserves were indicated to justify field development costs. Consequently, Hallwood Indonesia has decided to relinquish its interest in the contract area and is in the process of closing down its operations there. HEP recorded $4,051,000 of impairment expense in the first quarter of 1995, which represents the write-off of its entire investment in Hallwood Indonesia.

DISTRIBUTIONS

HEP paid a $.20 per Unit distribution on May 15, 1995 and a $.20 per Unit distribution on August 15, 1995. HEP will continue to evaluate its cash flow from operations on a quarterly basis and will determine each quarter's distribution accordingly. HEP expects to continue distributions at the current level through 1995, absent adverse developments in price, production or costs.

FINANCING

During the first quarter, HEP and its lenders amended and restated HEP's Amended and Restated Credit Agreement ("Credit Agreement") to extend the term date of its line of credit to May 31, 1997. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP has a borrowing base of $42,000,000. HEP has amounts outstanding at June 30, 1995 of $21,700,000 under the Credit Agreement and $12,857,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by the outstanding contract settlement debt of $3,595,000 and capital lease obligations of $135,000; therefore, its unused borrowing base totaled $3,713,000 at June 30, 1995.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1996 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of June 30, 1995.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75% (7.87% at June 30, 1995). Interest is payable monthly, and quarterly principal payments of $1,624,000, as adjusted for the anticipated borrowings during April 1996, commence May 31, 1997.

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

The current portion of long-term debt represents a current capital lease obligation of $96,000.

HEP has entered into contracts to hedge its interest rate payments on $5,000,000 of its debt through the end of 1995, $10,000,000 for 1996 and 1997 and $5,000,000 for the first three quarters of 1998. HEP does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HEP's interest payments under its debt agreement which has a floating interest rate. In general, it is HEP's goal to hedge 50% of the principal amount of its debt for each year of the remaining term of the debt. HEP has entered into two hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 5.8% and a ceiling rate of 8.1%, and the other is an interest rate swap with a fixed rate of 5.75%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

INFLATION AND CHANGING PRICES

PRICES

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEP, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly throughout 1994 and 1995. The following table presents the average prices received each quarter by HEP and the effects of the hedging transactions discussed below.

                                       Oil                 Oil
                                 (excluding the      (including the
                                   effects of          effects of
                                     hedging             hedging
                                  transactions)       transactions)
                                      (bbl)               (bbl)
 Second quarter - 1994               $16.03              $16.84
 Third quarter - 1994                 17.08               17.58
 Fourth quarter - 1994                16.05               16.89
 First quarter - 1995                 16.79               17.22
 Second quarter - 1995                18.00               18.14

                                       Gas                 Gas
                                 (excluding the      (including the
                                   effects of          effects of
                                     hedging             hedging
                                  transactions)       transactions)
                                      (mcf)               (mcf)
 Second quarter - 1994                $1.90               $1.94
 Third quarter - 1994                  1.81                1.95
 Fourth quarter - 1994                 1.65                1.84
 First quarter - 1995                  1.51                1.81
 Second quarter - 1995                 1.39                1.64

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



The following table provides a summary of HEP's outstanding financial contracts:

                                              Oil

                                  Percent of
                                  Production        Contract
                    Period          Hedged         Floor Price
                    ------         --------         --------
                                                    (per bbl)

               Last six months        45%            $17.12
               of 1995                22%            $15.25
               1996                   18%            $15.08
               1997                   14%            $15.14
               1998                    3%            $15.38
               1999

Between 20% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HEP will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus between 25% and 75% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Between 25% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $16.50 to $18.85. [CAPTION]
                                            Gas

                                  Percent of        Contract
                                  Production      Floor Price
                    Period          Hedged          (per mcf)
                    ------         --------         --------
               [S]                  [C]             [C]
               Last six months
                of 1995              55%              $2.04
               1996                  28%               2.05
               1997                  31%               1.95
               1998                  33%               2.00
               1999                   4%               1.49
[/TABLE]
Between 28% and 68% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.50 to $2.81. During the third quarter through August 3, 1995, the oil price (for barrels not hedged) averaged between $15.75 and $16.25 per barrel. The weighted average price of natural gas (for mcf not hedged) was between $1.30 and $1.40 per mcf.

INFLATION

Inflation did not have a material impact on HEP in 1994 and is not anticipated to have a material impact in 1995.

RESULTS OF OPERATIONS

The following  table is presented to  contrast HEP's average oil  and gas prices
and  production.   Significant  fluctuations are  discussed in  the accompanying narrative.

                              OIL AND GAS PRICES AND PRODUCTION
                               (In thousands except for price)
                    For the Three Months Ended   For the Six Months Ended
                             June 30,                    June 30,

                        1995          1994          1995          1994

                     Oil    Gas    Oil    Gas    Oil    Gas    Oil    Gas
                    (bbl)  (mcf)  (bbl)  (mcf)  (bbl)  (mcf)  (bbl)  (mcf)
      Average
        price      $18.14  $1.64 $16.84  $1.94 $17.68  $1.72 $15.71  $2.04

      Production     234   3,147   233   3,296   463   6,219   469   6,896

SECOND QUARTER 1995 COMPARED TO SECOND QUARTER 1994

OIL REVENUE

Oil revenue increased by $322,000, or 8%, during the second quarter of 1995 as compared with the second quarter of 1994. The increase is the result of an increase in the average oil price from $16.84 per barrel in 1994 to $18.14 per barrel in 1995 combined with a slight increase in oil production from 233,000 barrels in 1994 to 234,000 barrels in 1995. The increase in oil production is due to increased production from developmental drilling projects in West Texas which more than offset normal production declines.

The effect of HEP's hedging transactions, as described under "Inflation and Changing Prices," was to increase HEP's average oil price from $18.00 per barrel to $18.14 per barrel, representing $33,000 in additional revenue from hedging transactions.

GAS REVENUE

Gas revenue decreased by $1,231,000 during the second quarter of 1995 as compared with the second quarter of 1994. The decrease is the result of a decrease in production from 3,296,000 mcf in 1994 to 3,147,000 mcf in 1995, combined with a 15% decrease in price from $1.94 per mcf in 1994 to $1.64 per mcf in 1995. The decrease in production is due to allowable production limits and normal production declines.

The effect of HEP's hedging transactions was to increase HEP's average gas price from $1.39 per mcf to $1.64 per mcf, representing $787,000 in additional revenue from hedging transactions.

PIPELINE, FACILITIES AND OTHER

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal, and incentive payments related to the sale of a term working interest in certain wells in San Juan County. Pipeline, facilities and other income increased by $227,000 during the second quarter of 1995 as compared with the second quarter of 1994, primarily as a result of incentive payments received during the second quarter of 1995.



INTEREST INCOME

The decrease in interest income of $175,000 during the second quarter of 1995 as compared with the second quarter of 1994 resulted from a lower average cash balance during the second quarter of 1995 as compared with the same period during 1994.

PRODUCTION OPERATING EXPENSE

Production operating expense decreased $990,000 during the second quarter of 1995 as compared with the second quarter of 1994, primarily as a result of lower production taxes due to decreased oil and gas revenue and general cost reductions in West Texas.

FACILITIES OPERATING EXPENSE

Facilities operating expense represents the costs of operating and maintaining two gathering systems located in New Mexico. Costs decreased by $74,000 during 1995 as compared with 1994 due to decreased maintenance activity.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports, as well as allocated internal overhead incurred by the operating company on behalf of HEP. These expenses decreased $119,000 during the second quarter of 1995 as compared with the second quarter of 1994 primarily due to reductions in personnel during the first quarter of 1995.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

Depreciation, depletion and amortization expense decreased $517,000 during the second quarter of 1995 as compared with the second quarter of 1994. The decrease is primarily the result of lower capitalized costs in 1995 as compared with 1994 due to the property impairment recorded during the fourth quarter of 1994.

IMPAIRMENT OF OIL AND GAS PROPERTIES

HEP recorded a property impairment at June 30, 1995 of $7,000,000 because capitalized costs on that date exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves based upon prices received at June 30, 1995 of $16.50 per barrel of oil and $1.50 per mcf of gas.

INTEREST EXPENSE

Interest expense increased by $59,000 during the second quarter of 1995 as compared with the second quarter of 1994, primarily as the result of a higher interest rates.

EQUITY IN LOSS OF HCRC

Equity in loss of affiliate represents HEP's share of its equity investment in HCRC. HEP's equity in loss increased $1,395,000 during the second quarter of 1995 as compared with the second quarter of 1994. The increase is the result of a property impairment recorded by HCRC.

FIRST SIX MONTHS 1995 COMPARED TO THE FIRST SIX MONTHS 1994

The comparisons for the first six months of 1995 and the first six months of 1994 are consistent with those discussed in the second quarter 1995 compared to the second quarter 1994 except for the following:

OIL REVENUE

Oil revenue increased $822,000 or 11%. The increase is comprised of an increase in average oil prices from $15.71 per barrel in 1994 to $17.68 per barrel in 1995 slightly offset by a decrease in production from 469,000 barrels in 1994 to 463,000 barrels in 1995. The production decrease is due to normal production declines partially offset by increased production from developmental drilling projects in West Texas.

The effect of HEP's hedging transactions was to increase HEP's average oil price from $17.40 per barrel to $17.68 per barrel, representing a $130,000 increase in revenues.

GAS REVENUE

Gas revenue decreased $3,350,000 during the first six months of 1995 as compared with the first six months of 1994. The decrease is comprised of a decrease in price from $2.04 per mcf in 1994 to $1.72 per mcf in 1995 combined with a decrease in production from 6,896,000 mcf in 1994 to 6,219,000 mcf in 1995. The production decrease is due to allowable production limits and normal production declines.

The effect of HEP's hedging transactions was to increase HEP's average gas price from $1.45 per mcf to $1.72 per mcf, representing $1,679,000 in additional revenue from hedging transactions.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense increased $108,000 during the first six months of 1995 as compared with the first six months of 1994 primarily due to bank fees associated with the extension of HEP's line of credit during the first quarter of 1995.

IMPAIRMENT OF OIL AND GAS PROPERTIES

Impairment of oil and gas properties during the first six months of 1995 includes the write-off of HEP's Indonesian operations as well as the previously discussed property impairment.

EQUITY IN LOSS OF HCRC

Equity in loss of HCRC increased $2,093,000 during the first six months of 1995 as compared with the first six months of 1994. The increase is primarily due to HCRC's impairment expense resulting from the write-off of its Indonesian operations during the first quarter of 1995 and a second quarter property impairment recorded by HCRC.

MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES

Minority interest in net income of subsidiaries represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease is due to a decline in the net income of the May Partnerships resulting from decreased production on their properties.


PART II  -  OTHER INFORMATION


ITEM 1  -  LEGAL PROCEEDINGS
    Reference is made to Item  8 - Note 14 of
    Form 10-K for the year ended December 31, 1994, Item 1 - Note 4 of Form 10-Q for the quarter ended March 31, 1995 and Item 1 - Note 4 of Form 10-Q for the quarter ended June 30, 1995.


ITEM 2  -  CHANGES IN SECURITIES

    None.


ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

    None.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


ITEM 5  -  OTHER INFORMATION

    None.


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

    None.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 HALLWOOD ENERGY PARTNERS, L. P.
                                 BY:  HALLWOOD ENERGY CORPORATION
                                    GENERAL PARTNER




 Date:  August 11, 1995          By: Robert S. Pfeiffer
                                      Robert S. Pfeiffer,
                                      Vice President
                                      (Chief Financial Officer)