Form 10-Q
period 1995-09-30
HALLWOOD ENERGY PARTNERS LP
filed 1995-11-14
CIK 768172

UNITED STATES


                                  SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                           --------------------------------

                                      Form 10-Q


          MARK ONE
            X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1995

              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number 1-8921

                                      -----------------------

                           HALLWOOD ENERGY PARTNERS, L. P.
                    (Exact name of registrant as specified in its charter)

                                       ------------------------


             Delaware                                          84-0987088
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification Number)

    4582 South Ulster Street Parkway
         Suite 1700
     Denver, Colorado                                        80237
 (Address of principal executive                           (Zip Code)
    offices)

         Registrant's telephone number, including area code:  (303) 850-7373

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

 The registrant is a limited partnership and issues Units (representing ownership of limited partner interests).

 Number of Units outstanding as of November 10, 1995                  9,977,254





Number of Class B Subordinated Units outstanding
  as of November 10, 1995                                                143,773

                                    HALLWOOD ENERGY PARTNERS, L. P.
                                      CONSOLIDATED BALANCE SHEETS
                                      (In thousands except Units)

                                                 September 30,      December 31,
                                                    1995             1994
                                                 (Unaudited)

 CURRENT ASSETS
 Cash and cash equivalents                          $  4,826          $  2,409
 Accounts receivable:
    Oil and gas sales                                  5,727             6,220
    Trade                                              4,071             3,042
    Due from affiliates                                   56             1,647
 Prepaid expenses and other current
     assets                                             1,400             1,352
                                                      -------           -------
              Total                                    16,080            14,670
                                                      -------           -------

 PROPERTY, PLANT AND EQUIPMENT,
   at cost
 Oil and gas properties (full cost
   method):
         Proved mineral interests                     598,757           588,758
         Unproved mineral interests -
           domestic                                       229               380
         Unproved mineral interests -
           foreign                                                        2,399
     Furniture, fixtures and other                      3,093             2,980
                                                      -------           -------
              Total                                   602,079           594,517
      Less accumulated depreciation,
        depletion, amortization and
       property impairment                           (506,378)         (487,103)
                                                       -------           -------

               Net Property, Plant and
                 Equipment                              95,701           107,414
                                                       -------           -------
 OTHER ASSETS
   Investment in common stock of HCRC                   12,715            13,764
   Deferred expenses and other assets                      281               433
                                                       -------          --------

               Total                                    12,996            14,197
                                                       -------           -------

 TOTAL ASSETS                                         $124,777          $136,281
                                                      =======           =======





                                    HALLWOOD ENERGY PARTNERS, L. P.
                                      CONSOLIDATED BALANCE SHEETS
                                      (In thousands except Units)
                                              (Continued)


                                               September 30,    December 31,
                                                   1995             1994
                                                (Unaudited)
 CURRENT LIABILITIES
 Accounts payable and accrued
   liabilities                                    $ 15,105          $ 18,407
 Net working capital deficit of
   affiliates                                        4,498               103
 Current portion of contract
   settlement                                          850             1,425
 Current portion of long-term debt                      97             4,125
                                                    -------           -------
                    Total                            20,550            24,060
                                                    -------           -------
 NONCURRENT LIABILITIES
 Long-term debt                                      37,571            25,898
 Contract settlement                                  2,280             2,666
 Deferred liability                                   1,759             1,931
                                                    -------           -------

                    Total                             41,610            30,495
                                                     -------           -------
                    Total Liabilities                 62,160            54,555
                                                     -------           -------

 MINORITY INTEREST IN SUBSIDIARIES                      2,978             2,923
                                                      -------           -------
 PARTNERS' CAPITAL
    Units - 9,977,254 Units issued,
       9,193,159 outstanding in 1995 and
       9,659,504 outstanding in 1994                    61,638            77,342
    Class B Subordinated Units - 143,773
       Units outstanding                                 1,091             1,350
    General Partner                                      2,995             4,051
    Treasury Units - 784,095 Units in
       1995 and 317,750 Units in 1994                  (6,085)           (3,940)
                                                       -------           -------

                      Total Partners' Capital           59,639            78,803
                                                       -------           -------
             TOTAL LIABILITIES AND PARTNERS'
             CAPITAL                                  $124,777          $136,281
                                                       =======           =======




                                    HALLWOOD ENERGY PARTNERS, L. P.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)
                                      (In thousands except Units)


                                                       For the Three Months
                                                        Ended September 30,
                                                       1995              1994

REVENUES:
 Oil revenue                                       $  4,607          $  4,184
 Gas revenue                                          6,188             5,982
 Pipeline, facilities and other                         388               840
 Interest                                                71               157
                                                     -------           -------
                                                     11,254            11,163
                                                     -------           -------
EXPENSES:
 Production operating                                 3,119             2,697
 Facilities operating                                   213               213
 General and administrative                           1,089             1,258
 Depreciation, depletion and
    amortization                                      4,057             4,630
 Interest                                             1,056               919
                                                    -------           -------

                                                      9,534             9,717
                                                    -------           -------
OTHER INCOME (EXPENSES):
 Equity in income of HCRC                             1,304                63
 Minority interest in net income of
    subsidiaries                                       (349)             (374)
 Litigation settlement                                 (363)
                                                     -------           -------

                                                         592              (311)
                                                      -------           -------

NET INCOME                                          $  2,312          $  1,135
                                                      =======           =======



ALLOCATION OF NET INCOME:

General partner                                     $    361          $    513
                                                     =======           =======
Limited partners                                    $  1,951          $    622
                                                     =======           =======

Per Unit and Class B Unit                           $    .20          $    .06
                                                     =======           =======

Weighted average Units and Class B
  Units outstanding                                    9,793             9,808
                                                      =======           =======

                                    HALLWOOD ENERGY PARTNERS, L. P.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)
                                      (In thousands except Units)


                                                       For the Nine  Months
                                                        Ended September 30,

                                                     1995              1994
REVENUES:
 Oil revenue                                       $ 12,796          $ 11,551
 Gas revenue                                         16,899            20,043
 Pipeline, facilities and other                       1,806             2,204
 Interest                                               247               528
                                                    -------           -------

                                                     31,748            34,326
                                                    -------           -------

 EXPENSES:
 Production operating                                 8,208             8,991
 Facilities operating                                   591               626
 General and administrative                           3,736             3,776
 Depreciation, depletion and
    amortization                                     12,081            13,912
 Impairment of oil and gas properties                11,051
 Interest                                             3,103             2,948
                                                    -------           -------
                                                     38,770            30,253
                                                    -------           -------

 OTHER EXPENSES:
 Equity in loss of HCRC                               1,049               197
 Minority interest in net income of
    subsidiaries                                        987             1,453
 Litigation settlement                                  393
                                                     -------           -------

                                                       2,429             1,650
                                                     -------           -------
 NET INCOME (LOSS)                                   $ (9,451)         $  2,423
                                                      =======           =======

 ALLOCATION OF NET INCOME (LOSS):

 General partner                                     $    840          $  1,508
                                                      =======           =======
 Limited partners                                    $(10,291)         $    915
                                                      =======           =======

  Per Unit and Class B Unit                          $  (1.05)          $    .09
                                                      =======            =======
  Weighted average Units and Class B
   Units outstanding                                    9,800             9,808
                                                      =======           =======

                                        HALLWOOD ENERGY PARTNERS, L. P.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                 (In thousands)


                                                    For the Nine Months
                                                    Ended September 30,
                                               1995                   1994
OPERATING ACTIVITIES:
 Net income (loss)                           $ (9,451)               $  2,423
 Adjustments to reconcile net income (loss)
  to net cash flow provided by operating
  activities:
 Depreciation, depletion and impairment         22,980                  13,717
 Depreciation charged to affiliates                200                     261
 Amortization of deferred loan costs and other
  assets                                           152                     195
 Noncash interest expense                          227                     305
 Equity in loss of HCRC                          1,049                     197
 Minority interest in net income                   987                   1,453
 Undistributed (earnings) loss of affiliates      (414)                    159
 Recoupment of take-or-pay liability              (422)                   (261)
                                                -------                 -------

Cash provided by operations before working
 capital changes                                 15,308                  18,449

Changes in operating assets and liabilities
   provided (used) cash net of noncash activity:
 Oil and gas sales receivable                       116                   3,65
 Trade receivable                                (1,029)                  2,642
 Due from affiliates                              1,591                    (537)
 Prepaid expenses and other current assets          (48)                  3,461
 Accounts payable and accrued liabilities        (3,302)                 (8,781)
                                                 -------                 -------
   Net cash provided by operating activities      12,636                  18,884
                                                 -------                 -------

INVESTING ACTIVITIES:
 Additions to property, plant and equipment      (1,715)                 (5,104)
 Exploration and development costs incurred      (6,842)                 (5,892)
 Proceeds from sales of property, plant
   and equipment                                     248                  2,051
 Other investing activities                          (15)                  (199)
                                                  -------                -------

   Net cash used in investing activities         (8,324)                 (9,144)
                                                 -------                 -------
FINANCING ACTIVITIES:
 Payments of long-term debt                      (7,355)                (12,352)
 Proceeds from long-term debt                    15,000                   4,300
 Distributions paid                              (7,515)                 (7,184)
 Distributions paid by consolidated
  subsidiaries to minority shareholders            (932)                 (1,964)
 Payments of contract settlement                 (1,015)                   (975)
 Syndication costs and capital contributions        (53)                    (34)
 Other financing activities                         (25)                    (25)
                                                 -------                 -------

   Net cash used in financing activities         (1,895)                (18,234)
                                                 -------                 -------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 2,417                  (8,494)

CASH AND CASH EQUIVALENTS:

 BEGINNING OF PERIOD                              2,409                  13,139
                                                 -------                 -------
 END OF PERIOD                                 $  4,826                $  4,645
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

 Accounting Policies

 Consolidation

 HEP fully consolidates majority owned entities and reflects a minority interest in the consolidated financial statements. HEP accounts for its interest in 50% or less owned affiliated oil and gas partnerships and limited liability companies using the proportionate consolidation method of accounting. HEP's investment in approximately 40%, including Hallwood Spraberry Drilling, L.L.C. ("HSD"), of the common stock of its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), is accounted for under the equity method.

 The accompanying financial statements include the activities of HEP, its subsidiaries Hallwood Petroleum, Inc. ("HPI") and Hallwood Oil and Gas, Inc. ("Hallwood Oil") and majority owned affiliates, the May Limited Partnerships 1983-1, 1983-2, 1983-3, 1984-1, 1984-2, 1984-3 ("Mays").

 Treasury Stock

 HEP owns approximately 40% of the outstanding common stock of HCRC, which owned approximately 19% and 9% of HEP's Units at September 30, 1995 and December 31, 1994, respectively; consequently, HEP had an interest in 784,095 and 317,750 of its own Units at September 30, 1995 and December 31, 1994, respectively. These Units are treated as treasury units in the accompanying financial statements.

 Reclassifications

 Certain reclassifications have been made to the prior period's amounts to conform to the classifications used in the current period.

NOTE 2 - DEBT

 During the first quarter of 1995, HEP and its lenders amended and restated HEP's Amended and Restated Credit Agreement ("Credit Agreement") to extend the term date of its line of credit to May 31, 1997. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP has a borrowing base of $42,000,000. HEP has amounts outstanding at September 30, 1995 of $24,700,000 under the Credit Agreement and $12,857,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by an outstanding contract settlement obligation of $3,130,000 and capital lease obligations of $111,000; therefore, its unused borrowing base totaled $1,202,000 at September 30, 1995.

 Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1996 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of September 30, 1995.

 Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75% (7.625% at September 30, 1995). Interest is payable monthly, and quarterly principal payments of $1,812,000, as adjusted for the anticipated borrowings during April 1996, commence May 31, 1997.

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

 The current portion of long-term debt represents a current capital lease obligation of $97,000.

 Included in net working capital deficit of affiliates is $3,537,000, net to HEP's interest, which represents the current portion of the long-term debt of Hallwood Spraberry Drilling Company, L.L.C. ("HSD"). HSD's line of credit of $4,000,000, net to HEP's interest, which is provided by a third party lender, is secured by certain leases held by HSD and is otherwise nonrecourse to HEP. Borrowings under the line of credit bear interest at the prime rate plus 8% (17.25% at September 30, 1995). Interest is payable monthly, and the entire outstanding principal is due on August 31, 1996, at which time HSD intends to refinance the debt so as to extend the repayment term.

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

NOTE 3 - STATEMENT OF CASH FLOWS

 Cash paid for interest during the nine months ended September 30, 1995 and 1994 was $2,495,000 and $2,448,000, respectively.

NOTE 4 - LITIGATION SETTLEMENT

 In September 1995, the court order approving the settlement in the class action lawsuit styled In re Hallwood Energy Partners, L.P. Securities Litigation became final. As part of the settlement, on September 28, 1995, HEP paid $2,870,000 in cash (which was recorded as an expense in the December 31, 1994 financial statements as the estimated cost associated with the litigation) and issued 1,158,696 HEP Units with a market value of $5,330,000 to a nominee of the class. These Units were subsequently purchased from the nominee by HCRC for $5,330,000 in cash. Other defendants contributed an additional $900,000 in cash to the settlement. The net proceeds of the settlement will be distributed to a class consisting of former owners of limited partner interests in Energy Development Partners, Ltd. ("EDP") who exchanged their units in that entity for Units of HEP pursuant to the merger of EDP and HEP on May 9, 1990 (the "Transaction").

 Upon issuance, these Units were treated, for financial statement purposes only, as additional Units issued in connection with the Transaction, which was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interest, and have been reflected as outstanding Units since May 9, 1990, the date of the Transaction. As a result, the number of Units outstanding and the net income (loss) per Unit have been retroactively restated for all periods subsequent to the Transaction.

NOTE 5 - LEGAL PROCEEDINGS

 In October 1995, the parties agreed in principle to settle the lawsuit styled Stutes v. Hallwood Petroleum, Inc. et al. The plaintiff in the lawsuit alleged that as a result of exposure to benzene in the petroleum he was hauling from various wells owned and operated by HEP and approximately 80 other named defendants, he contracted myelogenous leukemia. The majority of HEP's share of the settlement liability is covered by HEP's liability insurance carriers. HEP's share of the amounts not covered by insurance is not material.

 In June 1995, an additional lawsuit was filed against HEP in the 15th Judicial District Court, Lafayette Parish, Louisiana, Docket No. 952601-3B, styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. The plaintiffs in the lawsuit claim that they have an additional valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Mary Guilbeau #1 well and Duhon #1 well and are entitled to a portion of the production from the wells. HEP has not yet determined the amount of its interest in the properties which is at issue. At this time, HEP believes that the difference between the amount already in escrow as a result of the litigation and the amount of any liability that may result upon resolution of this matter will not be material.


 NOTE 6 - SUBSEQUENT EVENT

 In November 1995, the board of directors of the general partner approved the creation of a new class of limited partner units, to be called Class C Units, and the distribution of Class C Units to holders of HEP Units and Class B Units. One Class C Unit will be received for every fifteen HEP Units and Class B Units held. The Class C Units have a distribution preference of $.25 per quarter, and distributions on the new unit will commence for the first quarter of 1996. The declaration date and the record date for the distribution of Class C Units have not been set, but it is anticipated that the declaration and record dates and the distribution of the Class C Unit certificates will occur in December 1995. Class C Units will trade separately from HEP Units. Class C Units have been created to give HEP greater flexibility in structuring future acquisitions by allowing HEP to issue a security with a set distribution rate. The Class C Units will vote separately as a class on all matters that come up for a partnership vote. Currently outstanding HEP Units will be redesignated as Class A Units but will continue to be listed on the American Stock Exchange using the symbol "HEP."


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND
         CAPITAL RESOURCES

Liquidity and Capital Resources

 Cash Flow

 HEP generated $12,636,000 of cash flow from operating activities during the first nine months of 1995.

         The other primary cash inflows were:

          -  $15,000,000 in proceeds from long-term debt

          -  $248,000 in proceeds from the sale of property

         Cash was used primarily for:

          -  Payments of long-term debt of $7,355,000

          -  Additions to property and development costs incurred of $8,557,000

          -  Distributions to Unitholders of $7,515,000

          -  Payments of contract settlement of $1,015,000

 When combined with miscellaneous other cash activity during the period, the result was an increase of $2,417,000 in HEP's cash from $2,409,000 at December 31, 1994 to $4,826,000 at September 30, 1995.

Capital Projects

 For 1995, HEP has a capital budget of $15,800,000 which includes $11,600,000 for direct expenditures and $4,200,000 for indirect expenditures through its investment in HSD. Through September 30, 1995, HEP incurred approximately $13,602,000 in capital expenditures which includes $8,557,000 directly and $5,045,000 indirectly through HSD. A description of significant exploration and development projects to date in 1995 follows.

 HSD has incurred approximately $5,045,000, net to HEP's interest, through September 30, 1995 for 31 drilled wells, 12 recompletions and acquisition of drilling leases on the Rocker "b" Ranch in Reagan County, Texas. HSD has its own line of credit of $4,000,000, net to HEP's interest, provided by a third party lender. Based on the initial results of the drilling and recompletions, HEP spent approximately $815,000 on additional acreage in the Rocker "b" Ranch during the second and third quarters, HSD has expanded its project area to include certain sections of this acreage, and HEP has pursued drilling on the remaining acreage. The line of credit is secured only by certain leases on the Rocker "b" Ranch and is otherwise nonrecourse to HEP. A request to increase the size of the facility to $6,400,000, net to HEP's interest, is pending. HSD has funded the drilling to date from the line of credit as well as from cash flow generated from drilling activities. HSD has had up to three drilling rigs under contract in this area in 1995, but plans to scale back to one rig by the end of the year, in order to allow time to evaluate the results of the drilling to date before moving forward. The 43 wells drilled or recompleted since January 1, 1995, have increased HEP's share of production on the Rocker "b" properties by 522 barrels of oil equivalent per day. HSD has drilled five locations and recompleted three wells subsequent to September 30. These wells, together with the 43 wells drilled through September 30, have added a total of 1.1 million equivalent barrels of reserves, of which 640,000 were booked as proved undeveloped reserves at December 31, 1994. HSD has plans to drill two additional locations and recomplete twelve wells prior to year end.

 HEP expended approximately $520,000 in late August and September for the drilling of five exploratory wells in Reagan County, Texas. Two of the five wells are currently producing at an average rate of 46 barrels of oil per day, one well was unsuccessful and is scheduled for recompletion and the remaining two are presently being evaluated. Two additional wells are being drilled on this acreage at the present time. The performance of these initial seven wells will determine future development plans in this area.

 HEP spent approximately $790,000 on six successful drilling wells and seven successful recompletions in the West Texas Kermit area where HEP has working interests ranging from 25% to 80%. Gross production on these properties is currently averaging 596 barrels of oil per day and 870 mcf per day. Future projects in the area include secondary recovery in the San Andres and Holt Formations. It is anticipated that four more wells will be recompleted and eight more wells will be drilled in the fourth quarter of 1995 and the first quarter of 1996. Waterflood potential for this area is being considered for 1996.

 A workover in the second quarter of 1995 on the G.S. Boudreaux in Lafayette Parish, Louisiana, increased gross production rates from 17,500 mcf per day and 370 barrels of condensate per day to current rates of 22,000 mcf per day and 450 barrels of condensate per day. HEP has a 24% working interest in the well. Gross production from the A.L. Boudreaux in the same area has increased from 20,000 mcf per day to 26,000 mcf per day. HEP has a 26% interest in the A.L. Boudreaux. HEP purchased an additional interest in the G. S. Boudreaux for $225,000 in the third quarter of 1995.

 In Richland County, Montana, the Lewis #1 was recompleted uphole to the Interlake Formation in the first quarter of 1995, and the well continues to flow 240 barrels of oil per day and 135 mcf per day. HEP has incurred approximately $100,000 for the drilling of a Red River/Interlake development well which was spud in early September and is presently being completed. HEP also has plans to reenter a temporarily abandoned wellbore in this area in the fourth quarter of 1995 and recomplete it to the Interlake formation. HEP has a 22% working interest in the area.

 In the first nine months of 1995, HEP spent approximately $335,000 on a program started in late 1994 in New Mexico. This amount includes nine successful and one unsuccessful non-operated development wells in Lea County, New Mexico, and four successful operated recompletions in Eddy County, New Mexico, having gross combined initial flowing potentials of 3,350 barrels of oil per day and 4,200 mcf per day. HEP has a 5% working interest in the Lea County field and 25% to 50% interests in the Eddy County wells.

 In May 1995, HEP completed an exploratory well in Hot Springs County, Wyoming for approximately $120,000. The well is flowing 620 barrels of oil per day. A delineation well was drilled in August and completed in September at a cost of $70,000 and is currently flowing 650 barrels of oil per day. A third well on a separate but nearby structure was spud October 10th and is presently being completed. It is anticipated that up to nine additional locations may be available. HEP has a 15% working interest in this field.

 In the first nine months of 1995, HEP completed two additional coal bed methane development wells and acquired working interests in the San Juan Basin of New Mexico, for a total of approximately $215,000. The two new wells have increased gross production in this area by 700 mcf per day. HEP has working interests in these new wells of 18% and 25%.

 During the first nine months of 1995, HEP also acquired additional acreage in Martin County, Texas for approximately $90,000 and has acquired interest in two three-D seismic prospects in Taylor and Jones Counties, Texas and is pursuing two other three-D projects in this area. HEP participated in the drilling of a nonoperated exploratory well in one of the three-D prospects in this area in the third quarter. This well is flowing 90 barrels of oil per day and additional behind pipe reserves were recorded. Additional development drilling on this discovery is anticipated in 1996. HEP has a 12% interest in this area. HEP has also spent approximately $530,000 on two successful development wells in Reagan County, Texas in which it has a 90% working interest. Numerous other projects, which are individually less significant, are also underway in Montana, Colorado, North Dakota, Texas and Utah.

 Distributions

 HEP paid a $.20 per Unit distribution on August 15, 1995 and declared a $.20 per Unit distribution payable on November 15, 1995. Oil and gas prices continue to be low, and the resulting negative effect on cash flow from operations will impact the amount of distributions which HEP will be able to make. Future distributions will be determined after taking into account reduced cash flow and the limitation in HEP's Credit Facilities on the amount of distributions. Although HEP hopes to be able to declare a $.20 distribution for the fourth quarter of 1995, because of HEP's inability to predict its cash flow from operations and the limitation on the amount of distributions, it cannot currently be certain that it will distribute $.20 per HEP Unit for the fourth quarter of 1995 or if a reduction of the distribution will be required.

 In November 1995, the board of directors of the general partner approved the creation of a new class of limited partner units, to be called Class C Units, and the distribution of Class C Units to holders of HEP Units and Class B Units. One Class C Unit will be received for every fifteen HEP Units and Class B Units held. The Class C Units have a distribution preference of $.25 per quarter, and distributions on the new unit will commence for the first quarter of 1996. The declaration date and the record date for the distribution of Class C Units have not been set, but it is anticipated that the declaration and record dates and the distribution of the Class C Unit certificates will occur in December 1995. Class C Units will trade separately from HEP Units. Class C Units have been created to give HEP greater flexibility in structuring future acquisitions by allowing HEP to issue a security with a set distribution rate. Currently outstanding HEP Units will be redesignated as Class A Units but will continue to be listed on the American Stock Exchange using the symbol "HEP."

 If there are no adverse changes in the factors which effect HEP cash flow, including oil and gas prices, property and partnership expenses and other relevant information, and there is no change in the limitation in HEP's Credit Facilities on the amount of distributions permitted, HEP believes that it can distribute $.13 per Class A Unit and $.25 per Class C Unit for the four quarters of 1996. The combined effect of the issuance of the new Class C Units and the decrease in distributions on the Class A Units would result in the $.80 annual distribution that has been paid since 1992 being reduced to an annual rate of $.58 on a Class A and associated Class C Unit.

Financing

 During the first quarter of 1995, HEP and its lenders amended and restated HEP's Amended and Restated Credit Agreement ("Credit Agreement") to extend the term date of its line of credit to May 31, 1997. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP has a borrowing base of $42,000,000. HEP has amounts outstanding at September 30, 1995 of $24,700,000 under the Credit Agreement and $12,857,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by an outstanding contract settlement obligation of $3,130,000 and capital lease obligations of $111,000; therefore, its unused borrowing base totaled $1,202,000 at September 30, 1995.

 Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1996 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of September 30, 1995.

 Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75% (7.625% at September 30, 1995). Interest is payable monthly, and quarterly principal payments of $1,812,000, as adjusted for the anticipated borrowings during April 1996, commence May 31, 1997.

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

 The current portion of long-term debt represents a current capital lease obligation of $97,000.

 Included in net working capital deficit of affiliates is $3,537,000, net to HEP's interest, which represents the current portion of the long-term debt of HSD. HSD's line of credit of $4,000,000, net to HEP's interest, which is provided by a third party lender, is secured by certain leases held by HSD and is otherwise nonrecourse to HEP. Borrowings under the line of credit bear interest at the prime rate plus 8% (17.25% at September 30, 1995). Interest is payable monthly, and the entire outstanding principal is due on August 31, 1996 at which time HSD intends to refinance the debt so as to extend the repayment term.

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

                                                    Oil               Oil
                                               (excluding the    (including the
                                                 effects of        effects of
                                                  hedging           hedging
                                                transactions)     transactions)
                                                (bbl)             (bbl)

Third quarter - 1994                           $17.08            $17.58
Fourth quarter - 1994                           16.05             16.89
First quarter - 1995                            16.79             17.22
Second quarter - 1995                           18.00             18.14
Third quarter - 1995                            16.15             16.63

                                               Gas               Gas
                                          (excluding the    (including the
                                             effects of        effects of
                                             hedging           hedging
                                            transactions)     transactions)
                                                (mcf)             (mcf)

Third quarter - 1994                            $1.81              $1.95
Fourth quarter - 1994                            1.65              1.84
First quarter - 1995                             1.51              1.81
Second quarter - 1995                            1.39              1.64
Third quarter - 1995                             1.54              1.84

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

The following table provides a summary of HEP's outstanding financial contracts:

                                     Oil
                                   Percent of
                                   Production         Contract
           Period                    Hedged         Floor Price
                                                     (per bbl)
 Last three months of 1995               43%             $17.17
 1996                                    22%             $15.25
 1997                                    18%             $15.08
 1998                                    14%             $15.14
 1999                                     3%             $15.38

Between 20% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HEP will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus between 25% and 75% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Between 27% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $16.50 to $18.85.

                                           Gas
                                        Percent of
                                        Production         Contract
                Period                   Hedged          Floor Price
                                                          (per mcf)
    Last three months of 1995              55%              $2.04
    1996                                   46%               1.95
    1997                                   41%               1.97
    1998                                   45%               2.01
    1999                                   19%               1.92

Between 28% and 50% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.50 to $2.81.

During the fourth quarter through November 6, 1995, the oil price (for barrels
not  hedged) averaged  between $15.75  and $16.50  per barrel.    The weighted
average  price of natural gas (for mcf not hedged) was between $1.50 and $1.65 per mcf.

Inflation

Inflation did not have a material impact on HEP in 1994 and is not anticipated to have a material impact in 1995.

Results of Operations

The following table is presented to contrast HEP's average oil and gas prices and production. Significant fluctuations are discussed in the accompanying narrative.


                                  Oil and Gas Prices and Production
                                   (In thousands except for price)

                       For the Three Months Ended    For the Nine Months Ended
                             September 30,                 September 30,
                          1995           1994           1995           1994

                       Oil    Gas     Oil    Gas     Oil    Gas     Oil    Gas
                      (bbl)  (mcf)   (bbl)  (mcf)   (bbl)  (mcf)   (bbl)  (mcf)
        Average      $16.63   $1.84 $17.58   $1.95 $17.29   $1.76 $16.34  $2.01
          price



         Production     277    3,368   238    3,069   740    9,587   707   9,965

Third Quarter 1995 Compared to Third Quarter 1994

Oil Revenue

Oil revenue increased by $423,000 during the third quarter of 1995 as compared with the third quarter of 1994. The increase is the result of an increase in oil production from 238,000 barrels in 1994 to 277,000 barrels in 1995 partially offset by a decrease in the average oil price from $17.58 per barrel in 1994 to $16.63 per barrel in 1995. The increase in oil production is due to increased production from developmental drilling projects in West Texas which more than offset normal production declines.

The effect of HEP's hedging transactions, as described under "Inflation and Changing Prices," was to increase HEP's average oil price from $16.15 per barrel to $16.63 per barrel, representing $133,000 in additional revenue from hedging transactions.

Gas Revenue

Gas revenue increased by $206,000 during the third quarter of 1995 as compared with the third quarter of 1994. The increase is the result of an increase in production from 3,069,000 mcf in 1994 to 3,368,000 mcf in 1995, partially offset by a decrease in price from $1.95 per mcf in 1994 to $1.84 per mcf in 1995. The increase in production is due to increased production from the San Juan Basin which more than offset normal production declines.

The effect of HEP's hedging transactions was to increase HEP's average gas price from $1.54 per mcf to $1.84 per mcf, representing $1,010,000 in additional revenue from hedging transactions.

Pipeline, Facilities and Other

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal, and incentive payments related to certain wells in San Juan County. Pipeline, facilities and other income decreased by $452,000 during the third quarter of 1995 as compared with the third quarter of 1994, primarily as a result of a pay-out adjustment on one of HEP's properties.

Interest Income

The decrease in interest income of $86,000 during the third quarter of 1995 as compared with the third quarter of 1994 resulted from a lower average cash balance during the third quarter of 1995 as compared with the same period during 1994.

Production Operating Expense

Production operating expense increased $422,000, or 16% during the third quarter of 1995 as compared with the third quarter of 1994, primarily as a result of increased production taxes due to the 6% increase in oil and gas revenue and increased lease operating expenses caused by the 12% increase in oil and gas production.

General and Administrative Expense

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports, as well as allocated internal overhead incurred by the operating company on behalf of
HEP.   These  expenses decreased $169,000  during the third quarter  of 1995 as compared with the third quarter of 1994 primarily due to reductions in personnel during the first quarter of 1995.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense decreased $573,000 during the third quarter of 1995 as compared with the third quarter of 1994. The decrease is primarily the result of lower capitalized costs in 1995 as compared with 1994, due to the property impairment recorded during second quarter of 1995 and the fourth quarter of 1994.

Interest Expense

Interest expense increased by $137,000 during the third quarter of 1995 as compared with the third quarter of 1994, primarily as the result of a higher interest rates.

Equity in Income of HCRC

Equity  in income  of  affiliate represents  HEP's  share of  its equity
investment in  HCRC.   HEP's  equity  in income  of HCRC increased $1,241,000
during the third quarter of 1995 as compared with the third quarter of 1994. The increase is the result of an increase in HCRC's oil and gas revenue.

Litigation Settlement

Litigation settlement expense during the third quarter of 1995 consists primarily of expenses incurred to settle various individually insignificant claims against HEP.

First Nine Months 1995 Compared to the First Nine Months 1994

The comparisons for the first nine months of 1995 and the first nine months of 1994 are consistent with those discussed in the third quarter 1995 compared to the third quarter 1994 except for the following:

Oil Revenue

Oil revenue increased $1,245,000 during the first nine months  of 1995 as
compared with the same period during 1994.   The increase is comprised of an
increase in average oil prices from $16.34 per barrel in 1994 to $17.29 per barrel in 1995 combined with an increase in production from 707,000 barrels in 1994 to 740,000 barrels in 1995. The production increase is due to increased production from developmental drilling projects in West Texas.

The effect of HEP's hedging transactions was to increase HEP's average oil price from $16.93 per barrel to $17.29 per barrel, representing a $266,000 increase in revenues.

Gas Revenue

Gas  revenue decreased $3,144,000 during the first nine months of 1995  as
compared  with the  first  nine  months of  1994.   The decrease is comprised
of a decrease in price from $2.01 per mcf in 1994 to $1.76 per mcf in 1995 combined with a decrease in production from 9,965,000 mcf in 1994 to 9,587,000 mcf in 1995. The production decrease is due to allowable production limits and normal production declines.

The effect  of HEP's hedging  transactions was to  increase HEP's average gas
price  from  $1.48  per  mcf  to  $1.76  per  mcf, representing   $2,684,000  in
additional  revenue  from  hedging transactions.

Production Operating Expense

Production operating expense decreased $783,000 during the first nine months of 1995 as compared with the same period during 1994. The decrease is due to lower production taxes resulting from the decrease in oil and gas revenue during 1995 and general cost reductions in West Texas.

Facilities Operating Expense

Facilities operating expense represents the costs of operating and maintaining two gathering systems located in New Mexico. Costs decreased by $35,000 during 1995 as compared with 1994 due to decreased maintenance activity.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties during the first nine months of 1995 includes the write-off of HEP's Indonesian operations as well as a property impairment recorded at June 30, 1995 because capitalized costs on that date exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves based on prices received at June 30, 1995 of $16.50 per barrel of oil and $1.50 per mcf of gas.

Equity in Loss of HCRC

Equity in loss of HCRC increased $852,000 during the first nine months of 1995 as compared with the first nine months of 1994. The increase is primarily due to HCRC's impairment expense resulting from the write-off of its
Indonesian operations during the   first  quarter  of  1995  and  a  second
quarter  property impairment recorded by HCRC.

Minority Interest in Net Income of Subsidiaries

Minority interest in net income of subsidiaries represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease is due to a decline in the net income of the May Partnerships resulting from decreased production on their properties.

PART II  -  OTHER INFORMATION

 ITEM 1  -  LEGAL PROCEEDINGS

            Reference is made to Item 8 - Note 14 of Form 10-K for the year ended December 31, 1994, Item 1 - Note 4 of Form 10-Q for the quarter ended March 31, 1995 and Item 1 - Note 4 of Form 10-Q for the quarter ended June 30, 1995 and Item 1 - Notes 4 and 5 of this Form 10-Q.


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


                                      HALLWOOD ENERGY PARTNERS, L. P.

                                      By:  HALLWOOD ENERGY CORPORATION
                                          General Partner



           Date: November 13, 1995    By:/s/Robert S. Pfeiffer
                                          Robert S. Pfeiffer,
                                          Vice President
                                          (Chief Financial Officer)