Form 10-K405
period 1995-12-31
HALLWOOD ENERGY PARTNERS LP
filed 1996-03-04
CIK 768172

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     Form 10-K

   MARK ONE
      X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

               TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number 1-8921


                          HALLWOOD ENERGY PARTNERS, L. P.
              (Exact name of registrant as specified in its charter)



         DELAWARE
    (State or other jurisdiction                  84-0987088
    ofincorporation or                         (I.R.S. Employer
    organization)                            Identification Number)
    4582 SOUTH ULSTER STREET
    PARKWAY SUITE 1700
    DENVER, COLORADO                                  80237
    (Address of principal                           (Zip Code)
    executive offices)

        Registrant's telephone number, including area code:  (303) 850-7373

            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    Title of each class                Name of each exchange on which
                                                           registered
    CLASS A UNITS OF LIMITED
      PARTNERSHIP INTERESTS                   AMERICAN STOCK EXCHANGE
    CLASS C UNITS OF LIMITED
      PARTNERSHIP INTERESTS                   AMERICAN STOCK EXCHANGE
            SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                       None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes  X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    The aggregate market value of the Class A and Class C
    Units held by nonaffiliates of the registrant as of
    February 27, 1996 was approximately $32,364,708.
    Number of Units outstanding as of February 27, 1996
       Class A                                         9,977,254
       Class B                                           143,773
       Class C                                           480,734

                                      PART I


   ITEM 1 - BUSINESS

   Hallwood Energy Partners, L.P. ("HEP" or the "Partnership"), is a publicly traded Delaware limited partnership engaged in the production, sale and transportation of oil and gas and in the acquisition, exploration, development and operation of oil and gas properties. The principal objectives of HEP are to maintain or expand its reserve base and to provide cash distributions to the holders of its units of limited partner interests ("Units"). The general partner of HEP is Hallwood Energy Corporation ("HEC") which has been engaged in oil and gas exploration and development since its incorporation in 1968. HEP commenced operations in August 1985 after completing an exchange offer in which HEP acquired oil and gas properties and operations from HEC, 24 oil and gas limited partnerships of which HEC was the general partner and certain working interest owners that had participated in wells with HEC and the limited partnerships.

   The activities of HEP are conducted by HEP Operating Partners, L.P. ("HEPO") and EDP Operating, Ltd. ("EDPO"). HEP is the sole limited partner and HEC is the sole general partner of HEPO. Hallwood G.P., Inc., a wholly-owned subsidiary of HEC, is the sole general partner and HEP is the sole limited partner of EDPO. Solely for purposes of simplicity herein, unless otherwise indicated, all references to HEP in connection with the ownership, exploration, development or production of oil and gas properties include HEPO and EDPO.

   HEP does not engage in any other line of business nor does it have any employees. Hallwood Petroleum, Inc. ("HPI"), an affiliated entity, operates the properties and administers the day to day activities of HEP and its affiliates. On February 27, 1996, HPI had 133 employees.

   MARKETING

   The oil and gas produced from the properties owned by HEP has typically been marketed through normal channels for such products. Oil is generally sold to purchasers at field prices posted by the principal purchasers of crude oil in the areas where the producing properties are located. In response to the volatility in the oil markets, HEP entered into financial contracts for hedging transactions of between 3% and 22% of its estimated oil production for 1996 through 1999.

   The majority of HEP's gas production is sold on the spot market and is transported in intrastate and interstate pipelines. HEP entered into financial contracts for hedging transactions of between 17% and 47% of its estimated gas production for 1996 through 2000.

   The purpose of the hedges is to provide protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

   Both oil and natural gas are purchased by refineries, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. HEP is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not materially affect HEP's business because there are numerous purchasers in the areas in which HEP sells its production. However, sales to Conoco Inc. and Marathon Petroleum Company accounted for 30% and 14%, respectively, of total oil and gas sales of the Partnership for the year ended December 31, 1995 and 23% and 12%, respectively, of total oil and gas sales of the Partnership for the year ended December 31, 1994. Sales to Conoco Inc., Koch Oil Company and Marathon Petroleum Company accounted for 21%, 11% and 10%, respectively, of total oil and gas sales of the Partnership for the year ended December 31, 1993.

   Factors, if they were to occur, which might adversely affect HEP include decreases in oil and gas prices, the reduced availability of a market for production, rising operational costs of producing oil and gas, compliance with, and changes in, environmental control statutes and increasing costs of transportation.

   COMPETITION

   In the course of its exploration and development activities, HEP must compete with other entities for the acquisition of undeveloped acreage and desirable leaseholds. As described above under "Marketing," production is sold on the spot market, thereby reducing sales competition; however, oil and gas must compete with coal, atomic energy, hydro-electric power and other forms of energy.

   REGULATION

   Production and sale of oil and gas is subject to federal and state governmental regulation in a variety of ways, including environmental regulations, labor laws, interstate sales, excise taxes and federal and Indian lands royalty payments. Failure to comply with these regulations may result in fines, cancellation of licenses to do business and cancellation of federal, state or Indian leases.

   The production of oil and gas is subject to regulation by the state regulatory agencies in the states in which HEP does business. These agencies make and enforce regulations to prevent waste of oil and gas and to protect the rights of owners to produce oil and gas from a common reservoir. The regulatory agencies regulate the amount of oil and gas produced by assigning allowable production rates to wells capable of producing oil and gas.

   ENVIRONMENTAL CONSIDERATIONS

   The exploration for, and development of, oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the current interest in environmental matters, the general partner cannot predict what effect possible future public or private action may have on the business of HEP. The general partner is continually taking actions necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations and does not presently anticipate that the compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings or the competitive position of HEP in the oil and gas industry.

   INSURANCE COVERAGE

   HEP is subject to all the risks inherent in the exploration for, and development of, oil and gas, including blowouts, fires and other casualties. HEP maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to that of HEP, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon HEP's earnings and financial position.


   ITEM 2 - PROPERTIES

   OIL AND GAS PROPERTIES

   The following reserve information for HEP represents estimated quantities of proved oil and gas reserves which are located in the United States. The determination of oil and gas reserves is based on estimates which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

   The Partnership's  reserves have  been  calculated using  two  methodologies:
   "average price" and the pricing case mandated by the Securities and Exchange Commission, "SEC case." Average price reserves are calculated using the average price received per lease for the twelve months ended September 30, 1995, 1994, 1993 and 1992. SEC case reserves are calculated using the December 31 year end price received per lease. HEP has presented average price reserve disclosures in recent years in an attempt to mitigate the significant price fluctuations which have historically occurred at year end. The gas market, however, has experienced such dramatic price movements over the past two years, that in the opinion of management, the use of an average price no longer provides a stable measure for reserve calculation. In future years, the Partnership will present only an SEC price case reserves.

   CHANGE IN RESERVE QUANTITIES - (in thousands except for price)

   The following table presents the SEC case and average price reserve information for the Partnership.

     PROVED RESERVE QUANTITIES            SEC Case          Average Price
                                          Reserves            Reserves (1)
                                      Gas        Oil        Gas        Oil
                                     (Mcf)      (Bbls)     (Mcf)      (Bbls)

     BALANCE, DECEMBER 31, 1992 103,817      6,580     102,759      6,734

     Extensions and discoveries   5,213        530       5,213        530
     Revisions of previous
      estimates (2)              (5,050)    (1,134)     (2,339)      (191)
     Sales of reserves in place  (4,536)      (319)     (4,536)      (319)
     Purchase of reserves in
      place                       6,236        677       6,236        677
     Production                 (14,073)      (881)    (14,073)      (881)
                                 -------     ------    --------      -----


     BALANCE DECEMBER 31, 1993   91,607      5,453      93,260      6,550

     Extensions and discoveries   5,985      1,052       5,985      1,052
     Revisions of previous
     estimates                    1,318      1,113       1,760         67
     Sales of reserves in place    (816)       (84)       (816)       (84)
     Purchase of reserves in
     place                          699        143         699        143
     Production                 (13,208)      (939)    (13,208)      (939)
                                --------      -----     -------      ----

     BALANCE, DECEMBER 31, 1994  85,585      6,738      87,680      6,789

     Extensions and discoveries   5,997      1,902       5,997      1,902
     Revisions of previous
     estimates                    4,248        464      (1,809)        12
     Sales of reserves in place     (45)       (41)        (45)       (41)
     Purchase of reserves in
     place                          362         28         362         28
     Production                 (13,035)      (993)    (13,035)      (993)
                                -------      ------     -------       ----

     BALANCE, DECEMBER 31, 1995  83,112      8,098      79,150      7,697
                                 ======      =====      ======      =====


     PROVED DEVELOPED RESERVE QUANTITIES
     Balance, December 31, 1992  97,035      6,195      96,052      6,345
                                 ======      =====      ======      =====
     Balance, December 31, 1993  79,858      5,006      81,511      6,093
                                 ======      ======     ======      =====
     Balance, December 31, 1994  79,699      6,166      81,718      6,215
                                 ======     ======      ======      =====
     Balance, December 31, 1995  77,378      7,444      73,447      7,049
                                 ======      =====      ======      =====

     PRICES USED IN RESERVE CALCULATIONS - (SEE PARAGRAPH ABOVE)
        December 31, 1992          $2.02      $18.13      $1.72      $19.47

        December 31, 1993          $2.38      $13.27      $2.22      $17.83

        December 31, 1994          $1.72      $15.80      $1.96      $15.51

        December 31, 1995          $2.03      $17.95      $1.56      $16.94

    PRESENT VALUE OF FUTURE CASH
    INFLOWS
       December 31, 1992              $141,000          $128,000
       December 31, 1993              $121,000          $129,000
       December 31, 1994              $104,000          $110,000
       December 31, 1995              $124,000          $ 94,000
<F1>
      (1)   The average prices used  in the reserve calculations differ from the  average prices received for  calendar years 1993,
            1994 and 1995  as the reserve prices  were calculated based upon the twelve month period  ended September 30, for  each year presented.
<F2>
      (2)   Amount includes the interest conveyance  relating to the SAS lawsuit discussed in Note 13 to the Financial Statements in Item 8.

   EXPLORATION AND DEVELOPMENT PROJECTS

   In 1995, HEP incurred $11,131,000 in direct property additions and exploration and development costs, and $5,844,000 for indirect expenditures through its investment in Hallwood Spraberry Drilling Company, L.L.C. ("HSD"). HEP's budget for 1995 was $11,600,000 for direct costs and $4,200,000 for indirect costs. The costs were comprised of approximately $1,580,000 for exploration activities in Indonesia, approximately $6,824,000 for domestic exploration and development expenditures and approximately $2,727,000 for property acquisitions. In 1995, HEP participated in approximately 150 drilling or recompletion projects, the highlights of which are discussed below. Overall, HEP's 1995 capital program led to the replacement, through acquisitions and drillings, of 131% of the equivalent barrels produced during 1995, including revisions to prior year reserves. Sales of reserves in place in 1995 were excluded from this calculation; however, they were less than 2% of depletion.

   CAPITAL PROJECTS

   HSD has incurred approximately $5,844,000, net to HEP's interest, through December 31, 1995 for 33 drilled wells, 30 recompletions and acquisition of drilling leases on the Rocker "b" Ranch in Reagan County, Texas. HSD has its own line of credit of $4,650,000, net to HEP's interest, provided by a third party lender. Based on the initial results of the drilling and recompletions, HEP spent approximately $907,000 on additional acreage in the Rocker "b" Ranch during the second and third quarters, HSD has expanded its project area to include certain sections of this acreage, and HEP has pursued drilling on the remaining acreage. The line of credit is secured only by certain leases on the Rocker "b" Ranch and is otherwise nonrecourse to HEP. HSD has funded the drilling to date from the line of credit as well as from cash flow generated from drilling activities. The 63 wells drilled or recompleted since January 1, 1995, have increased HEP's share of production on the Rocker "b" properties by 725 equivalent barrels of oil per day. These wells have added a total of 1.3 million equivalent barrels of reserves, of which 640,000 equivalent barrels were booked as proved undeveloped reserves at December 31, 1994. An additional 400,000 equivalent barrels of reserves were booked as proved undeveloped reserves at December 31, 1995.

   HEP expended approximately $1,055,000 in 1995 for the drilling of seven exploitation wells in Reagan County, Texas. Six of the seven wells are currently producing at an average rate of 275 equivalent barrels of oil per day and one well was unsuccessful. HEP has also spent approximately $530,000 on two successful development wells in Reagan County, Texas in which it has a 90% working interest. HEP also will participate in several multiple lateral, horizontal wells in the Giddings Austin Chalk play in Lee County, Texas, under an acreage farmout agreement completed in 1995. HEP will have working interests between 2% and 15% in this project.

   HEP spent approximately $790,000 on six successful drilling wells and nine recompletions, seven of which were successful, in the West Texas Kermit area where HEP has working interests ranging from 25% to 80%. Gross incremental production on these properties is currently averaging 635 barrels of oil per day and 1,050 mcf per day. It is anticipated that eight to ten more wells will be drilled or recompleted in 1996. Future projects in the area include secondary recovery in the San Andres and Holt Formations. HEP's waterflood potential for this area is estimated by to be approximately 600,000 equivalent barrels of oil, and unitization will begin in 1996.

   In Richland County, Montana, the Lewis #1 well was recompleted to the Interlake Formation in the first quarter of 1995, and the well continues to flow 210 barrels of oil per day and 135 mcf per day following an initial producing rate of 496 barrels of oil per day. HEP has incurred approximately $200,000 for the drilling of a Red River/Interlake development well which was spud in early September and was completed in November. HEP has a 22%
   working interest in the area. The flowing rate for this well is currently averaging 200 gross barrels of oil per day. Several exploratory and development wells are planned to be drilled within this area in 1996.

   In 1995, HEP spent approximately $365,000 on an exploitation program started in late 1994 in New Mexico. This amount includes five successful and one unsuccessful non-operated development wells in Lea County, New Mexico, and four successful operated recompletions in Eddy County, New Mexico, having gross combined initial flowing potentials of 3,350 barrels of oil per day and 4,200 mcf per day. To date, thirteen successful wells have been drilled under this program. HEP has a 5% working interest in the Lea County field and 25% to 50% interests in the Eddy County wells. Additional drilling and recompletion will continue in this area in 1996.

   In May 1995, HEP completed an exploratory well in Hot Springs County, Wyoming for approximately $130,000. The well continues to flow 615 barrels of oil per day. A delineation well was drilled in August and completed in September at a cost of $80,000 and is flowing over 600 barrels of oil per day. A third exploratory well, on a separate but nearby structure, was drilled in October for $60,000 and is shut-in awaiting additional evaluation. Preliminary results from work done in early 1996 indicate it is a commercial well. In addition to limited seismic already obtained, additional seismic data acquisition on defined structures and other structures is being considered. Additional drilling is also being considered for this area. HEP has a 15% working interest in this field.

   During 1995, HEP completed two additional coal bed methane development wells and acquired working interests in the San Juan Basin of New Mexico, for a total of approximately $220,000. The two new wells have increased gross production in this area by 700 mcf per day, to approximately 20,000 mcf per day. HEP has working interests in these new wells of 18% and 25%. Limited drilling potential remains on existing acreage.

   In 1995, HEP acquired interest in two three dimensional ("3-D") seismic prospects in Taylor and Jones Counties, Texas and is pursuing two other 3-D projects in this area. HEP participated in the drilling of a nonoperated exploratory well in one of the 3-D prospects in this area during the third quarter. This well is flowing 65 barrels of oil per day from the deep Strawn Reservoir, and additional behind pipe reserves were recorded in the Canyon Reef which is the primary target. Additional Strawn Formation development drilling on this discovery is anticipated in 1996. HEP has a 12% interest in this area. HEP presently holds a 44% working interest in approximately 16,000 net acres within these areas. Approximately 45 square miles of 3-D seismic data acquisition is planned for the first half of 1996.

   1996 PLANS

   For 1996, HEP's capital budget, which will be paid from cash generated from operations and cash on hand, has been set at $11,500,000. In addition to the above mentioned activity plans, HEP's domestic exploitation plans also include projects in the Delaware and Permian Basins of Texas, the Big Horn Basin of Wyoming, the Sweetgrass Arch in Montana, Williston Basin of Montana and North Dakota, the Michigan Basin, the Gulf Coast of Louisiana, Blanding Basin in Utah, Sabine Uplift in Louisiana and others. During 1996, HEP intends to complement its domestic operated exploration and development activities by participating in nonoperated activities which would, in general, limit HEP's exposure on a per well basis to less than $150,000, with maximum working interests of 25%. HEP will consider acquisitions in strategic areas utilizing capital budget supplemented by external financing. Utilizing stringent screening criteria HEP will continue to consider international projects in 1996, with an emphasis in South America.

   PARTNERSHIP RESERVES,  PRODUCTION AND  DISCUSSION  BY SIGNIFICANT  AREAS  AND
   FIELDS

   The   following  table  presents  the  December  31,  1995  reserve  data  by significant areas and fields.

                          Proved        Present Value of Future Net
                         Reserve                Cash Flows
                        Quantities
                      Mcf of   Bbls     Proved      Proved
                       Gas    of Oil  Undeveloped  Developed  Total

                                        (In thousands)

  Scott/West Ridge 23,582     513                $ 43,188 $ 43,188
  West Texas       17,304   5,040      $ 2,043     32,159   34,202
  Kansas              702     550          312      2,054    2,366
  San Juan Basin   11,070                  214      5,177    5,391
  Southeastern New
    Mexico          8,830     202                   8,449    8,449
  East Riceville    1,803       2                   2,176    2,176
  South Texas       3,584     132        1,474      3,020    4,494
  Other            16,237   1,659        1,611     22,123   23,734
                   ------   -----        -----     ------   ------
                   83,112   8,098      $ 5,654   $118,346 $124,000
                   ======   =====        =====   ======== ========

   The following table presents the oil and gas production for significant areas and fields.

                         Production for the     Production for the
                           Year Ended 1995       Year Ended 1994
                          Mcf of    Bbls of     Mcf of     Bbls of
                           Gas        Oil         Gas        Oil
                                       (In thousands)

    Scott/West Ridge     4,501         108      3,766        112
    West Texas           1,351         458        982        317
    Kansas                 146          60        132         68
    San Juan Basin       3,216                  2,075
    Southeastern New
    Mexico               2,067          52      2,262         21
    East Riceville         286           1        280          2
    South Texas            364          20        119         15
    Other                1,104         294      3,592        404
                        ------        ----     ------       ----
                        13,035         993     13,208        939
                        ======       =====     ======       ====

   The following table presents the Partnership's extensions and discoveries by significant areas and fields.

                         For the Year Ended     For the Year Ended
                                1995                   1994
                          Mcf of    Bbls of     Mcf of     Bbls of
                           Gas        Oil         Gas        Oil
                                      (In thousands)

    Scott/West Ridge                              318          7
    West Texas           3,560       1,397      3,100        961
    Kansas                              19        117         42
    San Juan Basin         794                  1,940
    Southeastern New
      Mexico               432          97         90         25
    South Texas            582          28
    Other                  629         361        420         17
                          ----        ----       ----       ----
                         5,997       1,902      5,985      1,052
                        ======       =====      =====      =====

   SCOTT/WEST RIDGE

   The Scott/West Ridge area consists of 12 gas wells located in Lafayette Parish, Louisiana. The wells produce principally from the Bol Mex formations at 13,500 to 14,500 feet and are operated by HPI, an affiliate of HEP. The four most significant wells in the area, all of which were drilled by HPI since 1989, are the A. L. Boudreaux #1, the G. S. Boudreaux Estate #1, the Lessin Fontenot #1 and the Evangeline Shrine Club #1. During 1995, HEP performed three workovers in this area, two of which were successful. Surface facilities were upgraded on several wells to improve product handling.

   WEST TEXAS

   The West Texas area is comprised of two significant groups of properties each containing significant projects. The West Texas Spraberry area consists of 367 producing wells in Borden, Upton, Reagan, Glasscock and Martin counties of Texas. HPI and its affiliates operate 357 of these wells. Most of the current production from these wells is from the Upper Spraberry, Jo Mill, Dean and Upper Wolfcamp formations which are at depths that range from approximately 5,000 to 9,000 feet. HEP discovered a new field during 1995, adding the SRH (Clearfork) as a producing horizon to 70 wells in eastern Reagan County. HEP drilled 44 successful wells and one dry hole, and recompleted 30 wells on acreage in the Rocker "b" Ranch. Most of the work was performed under a line of credit of $4,650,000 net to HEP's interest, provided by a third party lender. The line of credit is secured only by leases in the project area and is otherwise nonrecourse to HEP. HEP plans to purchase additional producing wells and to perform recompletions in this area in 1996.

   The West Texas Kermit area consists of 39 wells in Gaines and Winkler Counties, Texas, 36 of which are operated by HPI and its affiliates. The primary focus of this area is the development of the Holt and San Andres formations at a depth of 5,100 feet on several leases in Winkler County. During 1995, HEP drilled seven wells, one of which was a dry hole, and performed ten recompletions, two of which were unsuccessful. HEP also purchased interests in eleven wells in the area in 1995. Up to ten new wells may be drilled in 1996, and a secondary recovery project is being planned for the area beyond 1996.

   KANSAS

   The Kansas area consists of 310 producing wells, of which 294 are operated by HPI and 16 are operated by unaffiliated entities, located in 15 counties in Kansas. The wells produce principally from the Arbuckle and numerous Lansing-Kansas City formation zones from 3,000 feet to 6,500 feet. During 1995, HEP drilled two development wells, one of which was successful, and performed 15 successful recompletions. The Kansas area is a mature operation where recompletions and limited development drilling represent the most prudent plans for future asset base protection. HEP plans to sell three properties in this area in 1996 and will continue to evaluate and divest nonstrategic properties.

   SAN JUAN BASIN

   The San Juan Basin region consists of 52 wells located in San Juan County, New Mexico. The wells produce from the Fruitland Coal, Pictured Cliffs, Mesa Verde and Dakota formations at depths of 1,900 to 7,000 feet. Twenty-four wells are coal bed methane wells qualifying for the Section 29 alternative fuels tax credit. During 1994, HEP, Hallwood Consolidated Resources Corporation (" HCRC") and an unaffiliated entity formed a partnership to utilize effectively the Section 29 tax credits. During 1995, HEP successfully drilled two additional coal bed methane wells. For 1996, HEP plans to drill one additional well.

   SOUTHEASTERN NEW MEXICO

   The Southeastern New Mexico area consists of 63 producing wells, 43 of which are operated by HPI, which produce primarily gas and are located on the northwestern edge of the Delaware Basin in Lea, Eddy and Chaves Counties, New Mexico. These wells produce at depths ranging from approximately 2,500 feet to 14,000 feet from the Delaware, Atoka, Bone Springs and Morrow formations. During 1995, HEP performed nine successful recompletions and participated as a nonoperator in six successful development wells. During 1996, HEP plans to perform additional recompletions and to exploit development drilling opportunities.

   EAST RICEVILLE

   The East Riceville area consists of three gas wells and one oil well located in Vermillion Parish, Louisiana. The wells produce principally from the Barton Sand formation at a depth of approximately 14,800 feet, and the wells are operated by HPI. No significant development plans for this area are expected for 1996.

   SOUTH TEXAS

   The South Texas basin consists of approximately fifteen wells which are operated by unaffiliated entities, producing primarily from the Wilcox at depths of 10,000 to 12,000 feet. The majority of the reserves in this area are located in the Mercy Field in San Jacinto County in the Houston Embayment Basin. In 1995, four miles of existing pipeline were purchased and joined with two miles of newly-constructed pipeline. Several shallower wells of approximate depths of 800 feet were also purchased for deepening potential and to alleviate high salt water disposal expense. Over 500 acres of leases were also acquired to drill a step-out test in 1996. There have also been several successful workovers in 1995 that have potential future benefits.

   PROPERTY SALES

   During 1995, HEP received $394,000 in connection with the sale of properties. The proceeds are comprised of numerous sales of various nonstrategic properties, none of which are individually significant.

   AVERAGE SALES PRICES AND PRODUCTION COSTS

   The following table presents the average oil and gas sales price and average production costs per equivalent barrel computed at the ratio of six mcf of gas to one barrel of oil.

                                             1995      1994      1993
             Oil and condensate -
             includes the effects of
             hedging (per bbl)              $17.36    $16.47    $17.71

             Natural gas -
             includes the effects of
             hedging (per mcf)                1.82      1.97      1.94
             Production costs (per
             equivalent bbl of oil)           3.57      3.88      3.47

   PRODUCTIVE OIL AND GAS WELLS

   The following table summarizes the productive oil and gas wells as of December 31, 1995 attributable to HEP's direct interests. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which HEP has an interest. Net wells are the sum of HEP's fractional interests owned in the gross wells.

                                            Gross       Net

                      Productive Wells

                         Oil                 892       378
                         Gas                 351       114
                                            ----      ----
                            Total          1,243       492
                                            ====      ====

   OIL AND GAS ACREAGE

   The following table sets forth the developed and undeveloped leasehold acreage held directly by HEP as of December 31, 1995. Developed acres are acres which are spaced or assignable to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which HEP has a working interest. Net acres are the sum of HEP's fractional interests owned in the gross acres.

                                              Gross         Net

                 Developed acreage         135,500       76,800

                 Undeveloped acreage       189,350       39,337
                                          --------      -------
                       Total               324,850      116,137
                                           =======      =======

   States in which HEP holds undeveloped acreage include Texas, Louisiana, Montana, Wyoming, New Mexico, Kansas, Colorado, North Dakota and Michigan.

   DRILLING ACTIVITY

   The following table sets forth the number of wells attributable to HEP's direct interests drilled in the most recent three years.

                                         Year Ended December 31,

                                  1995           1994           1993
                              Gross    Net   Gross    Net   Gross    Net

          DEVELOPMENT WELLS:
             Productive        66    28.0     30    14.6     12     6.2
             Dry                2      .5      4      .7      4     1.2
                               --    ----     --    ----     --     ---
               Total           68    28.5     34    15.3     16     7.4
                               ==    ====     ==    ====     ==    ====

          EXPLORATORY WELLS:
             Productive         5      .6      2      .1      6     1.1
             Dry                1      .9      6     1.2     10     3.9
                               --    ----     --    ----     --    ----
               Total            6     1.5      8     1.3     16     5.0
                               ==    ====     ==    ====     ==    ====

   OFFICE SPACE

   HPI leases office space in Denver, Colorado containing approximately 41,000 square feet, for approximately $600,000 per year. The lease payments are included in the allocation of general and administrative expenses to HEP and other affiliated entities. HEP is guarantor of 60% of the lease obligation, and HCRC is guarantor of the remaining 40% of the obligation.


   ITEM 3 - LEGAL PROCEEDINGS

   See Notes 13 and 14 to the financial statements in Item 8 - Financial Statements and Supplemental Data.


   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 1995.


                                      PART II


   ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

   HEP's Class A Units are traded on the American Stock Exchange (the "Exchange") under the symbol "HEP." As of February 27, 1996, 9,977,254 Class A Units were outstanding, held by approximately 23,650 Unitholders of record; 143,773 Class B Units were outstanding, held by HEC. The Class B Units are not publicly traded. The following table sets forth, for the periods indicated, the high and low reported sales prices for the Class A Units as reported on the Exchange and the distributions paid per Class A and Class B Unit for the corresponding periods. HEP's debt agreements limit aggregate distributions paid by HEP in any twelve month period to 50% of cash flow from operations before working capital changes plus distributions received from affiliates.

                   HEP Units        High      Low       Distributions

              First quarter 1994    8 5/8     6 1/2          $.20
              Second quarter 1994   7 3/4     6 3/8           .20
              Third quarter 1994    8         6 1/8           .20
              Fourth quarter 1994   6 1/2     4 7/8           .20
                                                            ------
                                                             $.80
                                                            ======

              First quarter 1995    6 1/4     5 3/8          $.20
              Second quarter 1995   5 15/16   5 1/8           .20
              Third quarter 1995    5 1/2     4               .20
              Fourth quarter 1995   4 11/16   3 3/4           .20
                                                             -----
                                                             $.80
                                                            ======

   On January 17, 1996, HEP's new Class C Units began trading on the Exchange under the symbol "HEPCWI." As of February 27, 1996, 654,481 Class C Units were outstanding held by approximately 17,465 Unitholders of record. The high and low reported sales prices for the Class C Units as reported on the Exchange were $7.75 and $7.50 per Class C Unit, respectively, for the month of January 1996.


   ITEM 6 - SELECTED FINANCIAL DATA

   The following table sets forth selected financial data regarding HEP's financial position and results of operations as of the dates indicated. As a result of the issuance of Class A Units in connection with a litigation settlement, described in Item 8 Note 13, all Unit and per Unit information has been retroactively restated. In connection with the change in HEP's reserve calculation methodology, which is further described in Item 8 - Supplemental Oil and Gas Reserve Information, all periods have been restated to reclassify HEP's share of internal overhead charges attributable to wells operated by HPI from production operating expense to general and administrative expense. Additionally, the periods prior to May 18, 1992 have been restated to present the effects of the conversion of Hallwood Consolidated Partners, L.P., an entity owned 40% by HEP, into a corporation, HCRC, on a consistent basis.

                               As of and For the Years Ended December 31,
                              1995      1994      1993      1992      1991
                                        (In thousands except per
                                                 Unit)
       SUMMARY OF
       OPERATIONS

       Oil and gas
       revenues and
       pipeline
       operations         $43,454   $43,899  $ 44,106   $52,755  $ 51,961
       Litigation
       settlement                              11,466
       Total revenue       43,780    44,482    49,613    60,730    66,218
       Production
       operating expense   11,298    12,177    11,200    14,107    15,655
       Depreciation,
       depletion and
       amortization        15,827    18,168    17,076    18,866    17,165
       Impairment          10,943     7,345
       General and
       administrative
       expense              5,580     5,630     6,812     7,732     8,550
       Net income (loss)   (9,031)  (10,093)   13,064     3,613     4,468

       Net income (loss)
       per Unit             (1.07)    (1.20)    1.14       .21       .36
       Distributions per
       Unit                  .80       .80       .80       .80      1.60

       BALANCE SHEET
       Working capital
       (deficit)         $ (4,363) $ (9,390) $  7,020  $  6,306  $ (9,700)
       Property, plant
       and equipment, net  94,926   107,414   122,133   129,029   141,220
       Total assets       125,152   136,281   171,624   186,087   196,766
       Long-term debt      37,557    25,898    38,010    52,814    49,850
       Long-term contract
       settlement
       obligation           2,397     2,666     3,673     4,179     4,888
       Long-term lawsuit
       settlement
       liability                                          2,370
       Deferred liability   1,718     1,931     1,504     1,626     1,425
       Minority interest
       in subsidiaries      3,042     2,923     3,346     3,782     3,344
       Partners' capital   57,572    78,803    98,576    89,779    94,737

   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

   LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOW

   HEP generated $18,449,000 of cash flow from operating activities during 1995.

      The other primary cash inflows were:

      .  $15,000,000 in proceeds from long-term debt;

      .  $394,000 in proceeds from the sale of property.

      Cash was used primarily for:

      .  Distributions to partners of $10,020,000;

      . Additions to property, exploration and development costs incurred of $11,131,000;

      .  Payments of long-term debt of $7,379,000;

      .  Payments of contract settlement obligations of $1,336,000.

   When combined with miscellaneous other cash activity during the year, the result was an increase in HEP's cash of $2,568,000, from $2,409,000 at December 31, 1994 to $4,977,000 at December 31, 1995.

   PROPERTY PURCHASES, SALES AND CAPITAL BUDGET

   In 1995, HEP incurred $11,131,000 in direct property additions and exploration and development costs, and $5,844,000 for indirect expenditures through its investment in HSD. HEP's budget for 1995 was $11,600,000 for direct costs and $4,200,000 for indirect costs. The costs were comprised of approximately $1,580,000 for Indonesia exploration, approximately $6,824,000 for domestic exploration and development expenditures and approximately $2,727,000 for property acquisitions. Overall, HEP's 1995 capital program led to the replacement, through acquisitions and drilling, of 131% of the equivalent barrels produced during 1995, including revisions to prior year reserves. Sales of reserves in place in 1995 were less than 2% of depletion.

   Through HEP's investment in HSD, HEP has incurred approximately $5,844,000 on the drilling of 33 wells, the recompletion of 30 wells and the acquisition of additional drilling leases on the Rocker "b" Ranch in Reagan County, Texas.

   HEP's significant direct exploration and development expenditures in 1995 included approximately $1,055,000 for the drilling of seven exploitation wells in Reagan County, six of which were successful; approximately $790,000 on six successful drilling wells and nine recompletions, of which seven were successful, in the West Texas Kermit area; approximately $200,000 for the drilling of a Red River/Interlake development well which was successful; and approximately $365,000 on five successful and one unsuccessful nonoperated developmental wells and four successful operated recompletions in New Mexico. Additionally, HEP completed a successful exploratory well in Wyoming for approximately $130,000, drilled two successful coal bed methane developmental wells, acquired additional working interests in the San Juan Basin for approximately $220,000 and drilled two successful development wells in Texas for approximately $530,000.

   HEP received $394,000 during 1995 in connection with the sale of properties. The proceeds are comprised of the sale of various nonstrategic properties, none of which are individually significant.

   For 1996, HEP's capital budget, which will be paid from cash generated from operations and cash on hand has been set at $11,500,000. In addition to the above mentioned activity plans, HEP's domestic exploitation plans also include projects in the Delaware and Permian Basins of Texas, the Big Horn Basin of Wyoming the Sweetgrass Arch in Montana, Williston Basin of Montana and North Dakota, the Michigan Basin, the Gulf Coast of Louisiana, Blanding Basin in Utah, Sabine Uplift in Louisiana and others. During 1996, HEP intends to complement its domestic operated exploration and development activities by participating in nonoperated activities which would in general, limit HEP's exposure, on a per well basis, to less than $150,000 with maximum working interests of 25%. HEP will consider acquisitions in strategic areas utilizing capital budget supplemented by external financing. HEP will continue to consider international projects in 1996, utilizing stringent screening criteria.

   During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS 121 provides the standards for accounting for the impairment of various long-lived assets. The Partnership is required to adopt SFAS 121 no later than 1996. HEP uses the full cost method of accounting for its long-lived assets, which requires an impairment to be recorded when total capitalized costs exceed the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves. Therefore, the adoption of SFAS 121 is not expected to have a material effect on the financial position or results of operations of HEP.

   See Item 2 - Properties, for further discussion.

   DISTRIBUTIONS

   During 1995 HEP declared $.80 per Unit in distributions to its Unitholders. Oil and gas prices continue to be low, and the resulting negative effect on cash flow from operations will impact the amount of distributions which HEP will be able to make.
   On January 19, 1996, HEP paid a dividend of one new Class C Unit for every 15 HEP Class A Units held as of the record date of December 18, 1995. Pursuant to the regulation of the American Stock exchange, holders of Class A Units who sold their Units between December 14, 1995 and January 19, 1996 also sold their right to receive the associated Class C Unit dividend. Class C Units are a newly created class of units that trade separately from HEP's currently outstanding Units. The Class C Units have a distribution preference of $1.00 per year, payable quarterly, and distributions on the new units will commence for the first quarter of 1996. Class C Units have been created to give HEP greater flexibility in structuring future acquisitions by allowing HEP to issue a security with a fixed distribution rate. Currently outstanding HEP Units are referred to as Class A Units but will continue to be listed on the American Stock Exchange using the symbol "HEP."

   If there are no further adverse changes in the factors which effect HEP cash flow, including oil and gas prices, property and partnership expenses and other relevant information, and there is no change in the limitation in HEP's Credit Facilities on the amount of distributions permitted, HEP believes that it can distribute $.13 per Class A Unit and $.25 per Class C Unit for each of the four quarters of 1996. The combined effect of the issuance of the new Class C Units and the decrease in distributions on the Class A Units would result in the $.80 annual distribution that has been paid since 1992 being reduced to an annual rate of $.58 on a Class A and associated Class C Unit. Future distributions will be determined after taking into account reduced cash flow and the limitation in HEP's Credit Facilities on the amount of distributions.

   UNIT OPTION PLAN

   On January 31, 1995, the board of directors of the general partner approved the adoption of a Unit option plan to be used for the motivation and retention of directors and employees performing services for HEP. The plan authorizes the issuance of 425,000 options to purchase Class A Units. Grants of the total options authorized were made on January 31, 1995, vesting one-third at that time, an additional one-third on January 31, 1996 and the remaining one-third on January 31, 1997. In addition, the plan provides that vesting of the options may be accelerated under certain conditions. The exercise price of the options is $5.75, which was the closing price of the Class A Units on January 30, 1995. No options have been exercised.

   During 1995 the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123
   requires entities to use the fair value method to either account for, or disclose, stock based compensation in their financial statements. The Partnership is required to adopt SFAS 123 no later than 1996. Because the Partnership intends to elect only the disclosure provisions of SFAS 123, the adoption of SFAS 123 is not expected to have a material effect on the financial position or results of operations of HEP.

   FINANCING

   During the first quarter of 1995, HEP and its lenders amended and restated HEP's Amended and Restated Credit Agreement ("Credit Agreement") to extend the term date of its line of credit to May 31, 1997. Under the Credit Agreement ("Credit Agreement") and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the Credit Facilities), HEP has a borrowing base of $42,000,000. HEP has amounts outstanding at December 31, 1995 of $24,700,000 under the Credit Agreement and $12,857,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by an outstanding contract settlement obligation of $2,771,000 and a capital lease obligation of $87,000; therefore, its unused borrowing base totaled $1,585,000 at February 27, 1996.
   Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1996 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of December 31, 1995.

   Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75%. At December 31, 1995 the applicable interest rate was 7.5%. Interest is payable monthly, and 16 quarterly principal payments of $1,812,000, as adjusted for the anticipated borrowings to fund the Note Purchase Agreement payment due in 1996, commence May 31, 1997.

   The borrowing base for the Credit Facilities is redetermined semiannually in March and September of each year. The Credit Facilities are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. Additionally, aggregate distributions paid by HEP in any 12 month period are limited to 50% of cash flow from operations before working capital changes plus distributions received from affiliates.

   The current portion of long-term debt represents a capital lease obligation of $87,000.

   Included in net working capital deficit of affiliates is $4,650,000, net to HEP's interest, which represents the current portion of the long-term debt of HSD. HSD's line of credit of $4,650,000, net to HEP's interest, which is provided by a third party lender, is secured by certain leases held by HSD and is otherwise nonrecourse to HEP. Borrowings under the line of credit bear interest at the prime rate plus 8.5% (17% at December 31, 1995). Interest is payable monthly, and the entire outstanding principal is due on August 31, 1996. The current intention is to refinance the debt on or before the due date so as to extend the repayment term.

   HEP entered into contracts to hedge its interest rate payments on $5,000,000 of its debt through the end of 1995, $10,000,000 for 1996 and 1997 and $5,000,000 for 1998. HEP does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HEP's interest payments under its debt agreement which has a floating interest rate. In general, it is HEP's goal to hedge 50% of the principal amount of its debt for each year of the remaining term of the debt. HEP has entered into two hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the other of which is an interest rate swap with a fixed rate of 5.74%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

   GAS BALANCING

   HEP  uses the  sales method  for  recording its  gas balancing.    Under this
   method, HEP recognizes revenue on all of its sales of production, and any over-production or under-production is recovered at a future date.

   As of December 31, 1995, HEP had a net over-produced position of 105,000 mcf ($191,000 valued at average annual gas prices). The general partner believes that this imbalance can be made up from production on existing wells or from wells which will be drilled as offsets to existing wells and that this imbalance will not have a material effect on HEP's results of operations, liquidity and capital resources. The reserves disclosed in Item 2 and Item 8 have been decreased by 105,000 mcf in order to reflect HEP's gas balancing position.

   INFLATION AND CHANGING PRICES

   Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEP, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas have fluctuated significantly in 1995. The following table presents the average prices received per year by HEP, and the effects of the hedging transactions discussed below.

                     Oil            Oil           Gas            Gas
                 (excluding     (including     (excluding     (including
                   effects        effect        effects        effects
                 of hedging     of hedging     of hedging     of hedging
                transactions)  transactions) transactions)  transactions)
                  (per bbl)      (per bbl)     (per mcf)      (per mcf)

          1995   $16.98         $17.36         $1.58          $1.82
          1994    15.50          16.47          1.90           1.97
          1993    16.79          17.71          2.12           1.94

   HEP has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing.

   The following table provides a summary of HEP's financial contracts:

                                         Oil

                               Percent of
                               Production           Contract
                   Period        Hedged            Floor Price
                                                    (per bbl)

                   1996            22%               $15.08
                   1997            18%               $14.87
                   1998            15%               $14.83
                   1999             3%               $15.38

   Between 16% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HEP will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus between 25% and 75% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Between 75% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $16.50 to $18.85.

                                         Gas
                               Percent of
                               Production           Contract
                   Period        Hedged            Floor Price
                                                    (per mcf)

                   1996            47%                $2.04
                   1997            39%                $2.06
                   1998            41%                $2.10
                   1999            17%                $2.01
                   2000            20%                $2.01

   Between 0% and 50% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.65 to $2.93.

   During the first quarter through February 14, 1996, the oil price (for barrels not hedged) averaged between $17.00 and $18.50 per barrel. The weighted average price of natural gas (for mcf not hedged) was between $1.35 and $4.00 per mcf.

   INFLATION

   Inflation did not have a material impact on HEP in 1995 and is not anticipated to have a material impact in 1996.

   RESULTS OF OPERATIONS

   The following tables are presented to contrast HEP's revenue, expense and earnings for discussion purposes. Significant fluctuations are discussed in the accompanying narrative. The "direct owned" column represents HEP's direct royalty and working interests in oil and gas properties. The "Mays" column represents the results of operations of six May Limited Partnerships which are consolidated with HEP. In 1995, HEP owned interests which ranged from 54.5% to 68.3% of the Mays; in 1994 HEP's ownership in the Mays ranged from 54.1% to 67.8%; and in 1993 HEP's ownership in the Mays ranged from 53.9% to 67.0%.

                  TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                            (In thousands except price)
                       For the Year Ended December 31, 1995



                                  For the Year Ended December 31, 1995
                                        Direct
                                        Owned         Mays      Total

            Oil production (bbl)             895        98       993
            Gas production (mcf)          11,497     1,538    13,035


            Average oil price             $17.32     $17.74    $17.36

            Average gas price             $ 1.81     $ 1.92    $ 1.82


            Oil revenue                 $ 15,501   $ 1,739  $ 17,240
            Gas revenue                   20,822     2,948    23,770
            Pipeline, facilities
            and other revenue              2,444               2,444
            Interest income                  263        63       326
                                           -----       ---      ----

                  Total revenue           39,030     4,750    43,780
                                          ------     -----    ------

            Production operating
            expense                       10,658       640    11,298
            Facilities operating
            expense                          794                 794
            General and
            administrative
            expense                        5,131       449     5,580
            Depreciation,
            depletion, and
            amortization                  14,058     1,769    15,827
            Impairment of oil
            and gas properties            10,943              10,943
            Interest expense               4,245               4,245
            Litigation
            settlement expense               337        49       386
            Equity in loss of
            HCRC                           2,273               2,273
            Minority interest                        1,465     1,465
                                           -----     -----     -----

               Total expense              48,439     4,372    52,811
                                          ------    ------   -------

               Net income (loss)        $ (9,409)  $   378  $ (9,031)
                                        =========  ======== =========


                  TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                            (In thousands except price)
                       FOR THE YEAR ENDED DECEMBER 31, 1994


                                      For the Year Ended December 31, 1994
                                            Direct
                                            Owned         Mays      Total

        Oil production (bbl)                     826       113       939
        Gas production (mcf)                  11,521     1,687    13,208

        Average oil price                     $16.54     $15.98    $16.47

        Average gas price                     $ 1.93     $ 2.22    $ 1.97


        Oil revenue                         $ 13,664   $ 1,806  $ 15,470
        Gas revenue                           22,287     3,739    26,026
        Pipeline, facilities and
        other revenue                          2,403               2,403
        Interest income                          525        58       583
                                                 ---       ---       ---

           Total revenue                      38,879     5,603    44,482
                                             -------     ------   ------

        Production operating expense          11,491       686    12,177
        Facilities operating expense             730                 730
        General and administrative
        expense                                5,107       523     5,630
        Depreciation, depletion, and
        amortization                          15,894     2,274    18,168
        Impairment of oil and gas
        properties                             7,345               7,345
        Interest expense                       3,839               3,839
        Litigation settlement
        expense                                3,370               3,370
        Equity in loss of HCRC                 1,499               1,499
        Minority interest                                1,822     1,822
        Other                                     (5)                 (5)
                                               ------    -----     ------

           Total expense                      49,270     5,305    54,575
                                              ------     -----    -------

              Net income (loss)             $(10,391)   $  298  $(10,093)
                                            ========    ======  =========


                  TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                            (In thousands except price)
                       FOR THE YEAR ENDED DECEMBER 31, 1993


                                      For the Year Ended December 31, 1993
                                            Direct
                                            Owned         Mays      Total

        Oil production (bbl)                     781       100       881
        Gas production (mcf)                  12,171     1,902    14,073

        Average oil price                     $17.73     $17.52    $17.71

        Average gas price                     $ 1.88     $ 2.34    $ 1.94


        Oil revenue                         $ 13,847   $ 1,752  $ 15,599
        Gas revenue                           22,848     4,446    27,294
        Gas marketing and
        transportation                         5,046               5,046
        Pipeline, facilities and
        other revenue                          1,624      (411)    1,213
        Interest income                          407        54       461
                                              ------     -----    ------
              Total revenue                   43,772     5,841    49,613
                                              ------    ------    ------

        Production operating expense          10,442       758    11,200
        Facilities operating expense             489                 489
        Gas purchase and
        transportation                         4,611               4,611
        General and administrative
        expense                                6,188       624     6,812
        Depreciation, depletion, and
        amortization                          14,834     2,242    17,076
        Interest expense                       4,688               4,688
        Litigation settlement
        expense                                1,015       683     1,698
        Equity in (loss) of HCRC                (112)               (112)
        Minority interest                                1,549     1,549
        Litigation settlement income         (11,466)            (11,466)
        Other                                      4                   4
                                              ------    ------    ------
           Total expense                      30,693     5,856    36,549
                                              ------    ------    ------


              Net income (loss)             $ 13,079   $   (15) $ 13,064
                                            ========   ========  =======

   1995 COMPARED TO 1994

   GENERAL

   The fluctuations related to  the "Mays"   column are either insignificant  or
   attributable to the same reasons set forth below.

   OIL REVENUE

   Oil revenue for HEP's direct owned properties increased $1,837,000 during 1995 as compared with 1994. The increase is comprised of a 5% increase in the average oil price from $16.54 per barrel in 1994 to $17.32 per barrel in 1995, combined with an 8% increase in production, from 826,000 barrels in 1994 to 895,000 barrels in 1995. The increase in production is due to increased production from developmental drilling projects in West Texas, offset by normal production declines.

   The effect of HEP's hedging transactions described under "Inflation and Changing Prices" on the direct owned properties was to increase HEP's average oil price from $16.90 per barrel to $17.32 per barrel, resulting in a $376,000 increase in revenue for 1995.

   GAS REVENUE

   For HEP's direct owned properties, gas revenue decreased by $1,465,000 during 1995 as compared with 1994. The decrease is comprised of a slight decrease in gas production from 11,521,000 mcf during 1994 to 11,497,000 mcf during 1995 combined with a 6% decrease in the average gas price from $1.93 per mcf in 1994 to $1.81 per mcf in 1995. The decrease in production is due to decreases in allowable production limits and normal production declines, partially offset by increased production from developmental drilling projects in West Texas.

   The effect of HEP's hedging transactions on the direct owned properties as described under "Inflation and Changing Prices" was to increase HEP's average gas price from $1.54 per mcf to $1.81 per mcf, representing an $3,104,000 increase in revenues for 1995.

   INTEREST INCOME

   The decrease in total interest income of $257,000 during 1995 as compared with 1994 resulted from a lower average cash balance during 1995 as compared with 1994.

   PRODUCTION OPERATING EXPENSE

   Production operating expense for HEP direct decreased $833,000 during 1995 as compared with 1994, primarily as a result of general cost reductions in West Texas.

   FACILITIES OPERATING EXPENSE

   Facilities operating expense represents operating expenses associated with various smaller gathering systems operated by HEP. The increase in facilities operating expense of $64,000 is primarily due to the increased maintenance activity during 1995.

   DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

   Total depreciation, depletion and amortization expense decreased $2,341,000 during 1995 as compared with 1994. The decrease is primarily the result of lower capitalized costs in 1995 as compared with 1994, primarily due to the property impairment recorded during the second quarter of 1995 and the fourth quarter of 1994.

   IMPAIRMENT OF OIL AND GAS PROPERTIES

   Impairment of oil and gas properties during 1995 represents the impairment of $7,000,000 recorded because capitalized costs at June 30, 1995 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves, based on prices at that date of $16.50 per bbl of oil and $1.50 per mcf of gas, as well as the write-off of HEP's Indonesian operations of $3,943,000. The impairment of oil and gas properties during 1994 represents an impairment of $6,000,000 recorded because capitalized costs at December 31, 1994 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves, based on prices at that date of $15.80 per bbl of oil and $1.72 per mcf of gas, as well as the write-off of certain foreign drilling projects of $1,345,000.

   INTEREST EXPENSE

   Total interest expense for HEP increased by $406,000 during 1995 as compared with 1994. The increase is due to a higher average outstanding debt balance during 1995 as compared to 1994.

   LITIGATION SETTLEMENT EXPENSE

   Litigation settlement expense during 1995 consists primarily of expenses incurred to settle various individually insignificant claims against HEP. Litigation settlement expense during 1994 represents the settlement of claims against HEP which are further discussed in Note 13 to the Financial Statements in Item 8, as well as an amount paid to settle a claim for royalties on a 1989 take-or-pay settlement.

   EQUITY IN EARNINGS (LOSS) OF HCRC

   Equity in loss of HCRC represents HEP's share of its equity investment in HCRC. HEP's equity in HCRC's loss increased by $774,000 during 1995 as compared to 1994. The increase is primarily the result of HCRC's impairment expense resulting from the write-off of its Indonesian operations during 1995, as well as a second quarter property impairment recorded by HCRC.

   1994 COMPARED TO 1993

   GENERAL

   The fluctuations  related to the "Mays"   column are  either insignificant or
   attributable to the same reasons set forth below.

   OIL REVENUE

   Oil revenue for HEP's direct owned properties decreased $183,000 during 1994 as compared with 1993. The decrease is comprised of a 7% decrease in the average oil price from $17.73 per barrel in 1993 to $16.54 per barrel in 1994, partially offset by a 6% increase in production from 781,000 barrels in 1993 to 826,000 barrels in 1994. The increase in production is due to property acquisitions which occurred late in 1993 combined with increased production from developmental drilling projects in West Texas, offset by normal production declines.

   The effect of HEP's hedging transactions described under "Inflation and Changing Prices" on the direct owned properties was to increase HEP's average oil price from $15.43 per barrel to $16.54 per barrel, resulting in a $917,000 increase in revenue for 1994.

   GAS REVENUE

   For HEP's direct owned properties, gas revenue decreased by $561,000 during 1994 as compared with 1993. The decrease is comprised of a 5% decrease in gas production from 12,171,000 mcf during 1993 to 11,521,000 mcf during 1994 offset by a 3% increase in the average gas price from $1.88 per mcf in 1993 to $1.93 per mcf in 1994. The decrease in production is due to decreased production in the Scott Field, due to decreases in allowable production limits and normal production declines, partially offset by increased production from property acquisitions which occurred late in 1993.

   The effect of HEP's hedging transactions on the direct owned properties as described under "Inflation and Changing Prices" was to increase HEP's average gas price from $1.86 per mcf to $1.93 per mcf, representing an $806,000 increase in revenues for 1994.

   GAS MARKETING

   Gas marketing and transportation revenue and expense represent gas marketing activities conducted by HEP in West Virginia, including purchases and sales through a pipeline interconnect between two interstate gas pipelines in Cabell County, West Virginia. The decrease in this activity during 1994 as compared with 1993 is the result of discontinued third party gas marketing activity due to the sale of the West Virginia properties in March 1993.

   PIPELINE, FACILITIES AND OTHER REVENUE

   Total pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and incentive payments related to certain wells in San Juan County, further described in Note 3 to the Financial Statements in
   Item 8. Total pipeline and other revenue increased $1,190,000 during 1994 as compared with 1993. The increase is the result of incentive payments received during 1994, combined with an increase in facilities income arising primarily from the connection of several wells in the Catclaw Draw and La Plata areas in New Mexico during 1994.

   INTEREST INCOME

   The increase in total interest income of $122,000 during 1994 as compared with 1993 resulted from a higher average cash balance during 1994 as compared with 1993.

   PRODUCTION OPERATING EXPENSE

   Production operating expense for HEP direct increased $1,049,000 during 1994 as compared with 1993, primarily as a result of increased salt water disposal costs in the Scott/West Ridge area, increased ad valorem tax expense and increased operating expenses due to property acquisitions which occurred late in 1993.

   FACILITIES OPERATING EXPENSE

   The increase in facilities operating expense of $241,000 is primarily due to the connection of several wells in the Catclaw Draw and the La Plata areas in New Mexico during 1993 and 1994.

   GENERAL AND ADMINISTRATIVE EXPENSE

   General and administrative expense for HEP direct includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by the operating company on behalf of HEP. These expenses decreased by $1,081,000 during 1994 as compared with 1993, primarily as a result of a $400,000 decrease in legal expenses during 1994 as well as a $500,000 decrease in allocated internal overhead incurred by HPI.

   DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

   Total depreciation, depletion and amortization expense increased $1,092,000 during 1994 as compared with 1993. The increase is primarily the result of higher capitalized costs in 1994 as compared with 1993, primarily due to property acquisitions previously discussed.

   IMPAIRMENT OF OIL AND GAS PROPERTIES

   Impairment of oil and gas properties represents the impairment expense of $6,000,000 recorded because capitalized costs at December 31, 1994 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves, based on prices at that date of $15.80 per bbl of oil and $1.72 per mcf of gas, as well as the write-off of certain foreign drilling projects of $1,345,000.

   INTEREST EXPENSE

   Total interest expense for HEP decreased by $849,000 during 1994 as compared with 1993. The decrease is due to a lower average outstanding debt balance during 1994 as compared to 1993, partially offset by higher interest rates.

   LITIGATION SETTLEMENT EXPENSE

   Litigation settlement expense represents the settlement of claims against HEP which are further discussed in Note 13 to the Financial Statements in Item 8, as well as an amount paid to settle a claim for royalties on a 1989 take-or-pay settlement.

   EQUITY IN EARNINGS (LOSS) OF HCRC

   HEP's equity in HCRC's earnings (loss) decreased by $1,611,000 during 1994 as compared to 1993. The decrease is primarily the result of HCRC's impairment of its oil and gas properties which exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves and the impairment of certain foreign drilling projects which HCRC is no longer pursuing.

   LITIGATION SETTLEMENT INCOME

   Litigation settlement income in 1993 represents the proceeds from a lawsuit settlement which is further discussed in Note 13 to the Financial Statements in Item 8 of Form 10-K for the year ended December 31, 1995.



   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   FINANCIAL STATEMENTS:                                                   PAGE

   Independent Auditors' Report                                               27

   Consolidated Balance Sheets at December 31, 1995 and 1994               28-29

   Consolidated Statements of Operations for the years
     ended December 31, 1995, 1994 and 1993                                   30

   Consolidated Statements of Cash Flows for the years
     ended December 31, 1995, 1994 and 1993                                   31

   Consolidated Statements of Partners' Capital for the
     years ended December 31, 1995, 1994 and 1993                             32

   Notes to Consolidated Financial Statements                              33-49

   SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION - (UNAUDITED)              50-53



                           INDEPENDENT AUDITORS' REPORT


   TO THE PARTNERS OF HALLWOOD ENERGY PARTNERS, L.P.:

   We have audited the consolidated financial statements of Hallwood Energy Partners, L.P. as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, listed in the index at Item 8. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Energy Partners, L.P. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



   DELOITTE & TOUCHE LLP
   Denver, Colorado
   February 27, 1996



                          HALLWOOD ENERGY PARTNERS, L.P.
                            CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                         December 31,
                                                      1995       1994

            CURRENT ASSETS

               Cash and cash equivalents          $  4,977  $  2,409
               Accounts receivable:
                  Oil and gas sales                  6,767     6,220
                  Trade                              2,860     3,042
               Due from affiliates                   2,808     1,647
               Prepaid expenses and other current
               assets                                1,091     1,352
                                                    ------     ------

                     Total                          18,503    14,670
                                                    -------   -------

            PROPERTY, PLANT AND EQUIPMENT, at cost
            Oil and gas properties (full cost
            method):
               Proved mineral interests            601,323   588,758
               Unproved mineral interests -
               domestic                                684       380
               Unproved mineral interest - foreign             2,399
            Furniture, fixtures and other            3,090     2,980
                                                   --------  --------
                     Total                         605,097   594,517

               Less accumulated depreciation,
               depletion, amortization and
               property impairment                (510,171) (487,103)
                                                  ---------  -------
                     Total                          94,926   107,414
                                                   --------   -------

            OTHER ASSETS
               Investment in common stock of HCRC   11,491    13,764
               Deferred expenses and other assets      232       433
                                                    -------   -------
                     Total                          11,723    14,197
                                                    ------   -------

            TOTAL ASSETS                          $125,152  $136,281
                                                   =======   =======

                          HALLWOOD ENERGY PARTNERS, L.P.
                            CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                       December 31,
                                                      1995       1994

            CURRENT LIABILITIES

               Accounts payable and accrued
               liabilities                        $ 17,344  $ 18,407
               Net working capital deficit of
               affiliate                             5,061       103
               Current portion of contract
               settlement                              374     1,425
               Current portion of long-term debt        87     4,125
                                                       ---       ---
                     Total                          22,866    24,060
                                                    ------    ------


            NONCURRENT LIABILITIES
               Long-term debt                       37,557    25,898
               Contract settlement                   2,397     2,666
               Deferred liability                    1,718     1,931
                                                    -------   -------
                     Total                          41,672    30,495
                                                    -------   ------

                        Total Liabilities           64,538    54,555
                                                    ------    ------

            MINORITY INTEREST IN SUBSIDIARIES        3,042     2,923
                                                     -----     -----

            PARTNERS' CAPITAL
               Class A Units - 9,977,254 Units
               issued, 9,193,159 and 9,659,504
               outstanding at December 31, 1995
               and 1994, respectively               59,614    77,342
               Class B subordinated Units -
               143,773 Units outstanding             1,062     1,350
               Class C Units - No Units issued
               General Partner                       2,981     4,051
               Treasury Units - 784,095 and
               317,750 Units at 1995 and 1994,
               respectively                         (6,085)   (3,940)
                                                    -------   -------
                        Partners' Capital - Net     57,572    78,803
                                                    ------    ------

            TOTAL LIABILITIES AND PARTNERS'
            CAPITAL                               $125,152  $136,281
                                                  ======== =========



                          HALLWOOD ENERGY PARTNERS, L.P.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands except per Unit)

                                     For the Years Ended December 31,
                                         1995      1994      1993

    REVENUES:

       Oil revenue                  $ 17,240  $ 15,470  $ 15,599
       Gas revenue                    23,770    26,026    27,294
       Gas marketing and
       transportation                                      5,046
       Pipeline, facilities and other  2,444     2,403     1,213
       Interest                          326       583       461
                                      ------    ------     -----
                                      43,780    44,482    49,613
                                      ------    ------    ------


    EXPENSES:
       Production operating           11,298    12,177    11,200
       Facilities operating              794       730       489
       Gas purchases and
       transportation                                      4,611
       General and administrative      5,580     5,630     6,812
       Depreciation, depletion and
       amortization                   15,827    18,168    17,076
       Impairment of oil and gas
       properties                     10,943     7,345
       Interest                        4,245     3,839     4,688
       Litigation settlement             386     3,370     1,698
                                      ------    ------    ------
                                      49,073    51,259    46,574
                                      ------    ------    ------

    OTHER INCOME (EXPENSES):
       Equity in earnings (loss) of
       HCRC                           (2,273)   (1,499)      112
       Minority interest in net
       income of subsidiaries         (1,465)   (1,822)   (1,549)
       Litigation settlement                              11,466
       Other                                         5        (4)
                                      -------    ------    ------
                                      (3,738)   (3,316)   10,025
                                      -------   -------   ------

    NET INCOME (LOSS)               $ (9,031) $(10,093) $ 13,064
                                     ========   =======   =======

    ALLOCATION OF NET INCOME LOSS:

    General partner                 $  1,289  $  1,631  $  2,394
                                    ========  ========  ========
    Limited partners                $(10,320) $(11,724) $ 10,670
                                    ========  ========= =========
       Per Class A Unit and Class B
       Unit                            $ (1.07)   $(1.20)   $ 1.14
                                         ======    =====    ======

       Weighted average Class A Units
       and Class B Units outstanding   9,683     9,807     9,365
                                       =====     =====     =====

                          HALLWOOD ENERGY PARTNERS, L.P.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                            For the Years Ended
                                              December 31,
                                         1995      1994      1993

    OPERATING ACTIVITIES:

       Net income (loss)            $ (9,031) $(10,093) $ 13,064
       Adjustments to reconcile net
       income (loss) to net cash
       provided by operating
       activities:
         Depreciation, depletion,
         amortization and impairment  26,770    25,513    17,076
         Depreciation charged to
         affiliates                      256       348       395
         Amortization of deferred
         loan costs and other assets     201       260       319
         Noncash interest expense        289       394       485
         Minority interest in net
         income                        1,465     1,822     1,549
         Take-or-pay recoupment         (571)     (313)
         Equity in (earnings) loss
         of HCRC                       2,273     1,499      (112)
         Undistributed (earnings)
         loss of affiliates             (886)      158        95
                                         ---       ---       ---


         Cash from operations before
         working capital changes      20,766    19,588    32,871

       Changes in operating assets
       and liabilities provided
       (used) cash net of noncash
       activity:
         Oil and gas sales
         receivable                     (547)    3,341     1,247
         Trade receivable                182     2,757     2,460
         Due from affiliates          (1,161)   (1,529)      368
         Prepaid expenses and other
         current assets                  261     3,590    (2,406)
         Accounts payable and
         accrued liabilities          (1,052)   (6,172)   (5,228)
                                      -------    ------   -------
                Net cash provided by
                operating activities  18,449    21,575    29,312
                                      ------    ------    ------

    INVESTING ACTIVITIES:
       Additions to property, plant
       and equipment                  (2,727)   (3,657)   (6,269)
       Exploration and development
       costs incurred                 (8,404)   (9,978)   (6,287)
       Proceeds from sales of
       property, plant and equipment     394     2,599     4,549
       Distributions received from
       affiliates                                          3,204
       Decrease in restricted cash                         2,050
       Other investing activities                  (25)     (117)
                                         ---       ---       ---
             Net cash used in
             investing activities    (10,737)  (11,061)   (2,870)
                                     --------   --------   -------

    FINANCING ACTIVITIES:
    Payments of long-term debt        (7,379)  (12,375)  (19,421)
    Proceeds from long-term debt      15,000     4,300     4,300
    Distributions paid               (10,020)   (9,547)   (8,703)
    Distributions paid by
    consolidated subsidiaries to
    minority shareholders             (1,346)   (2,245)   (1,985)
    Payment of contract settlement    (1,336)   (1,343)   (1,150)
    Other financing activities           (63)      (34)      (72)
                                         ---       ---       ---
             Net cash used in
             financing activities     (5,144)  (21,244)  (27,031)
                                      -------   -------  --------

    NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS               2,568   (10,730)     (589)

    CASH AND CASH EQUIVALENTS:

       BEGINNING OF YEAR               2,409    13,139    13,728
                                         ---       ---       ---

       END OF YEAR                  $  4,977  $  2,409  $ 13,139
                                     =======   =======   =======


                          HALLWOOD ENERGY PARTNERS, L.P.
                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                            (In thousands except Units)


                                 General   Class A   Class B  Treasury
                                 Partner    Units     Units    Units

            BALANCE,
            DECEMBER 31, 1992  $ 4,646  $ 87,461   $ 1,586  $ (3,914)
            Adjustments
            relating to
            therepurchase of
            Units previously
            held by non-U.S.
            citizens
            Issuance of Units              4,703
            Syndication costs                 (3)
            Cancellation of
            previously
            escrowed Units
            Distributions       (2,168)   (6,684)     (115)
            Net income           2,394    10,479       191
                                ------    -------      ---     -----

            BALANCE,
            DECEMBER 31, 1993    4,872    95,956     1,662    (3,914)
            Increase in
            Treasury Units                                       (26)
            Syndication costs                (34)
            Distributions       (2,452)   (7,052)     (116)
            Net income (loss)    1,631   (11,528)     (196)
                                ------    -------     -----      ----

            BALANCE,
            DECEMBER 31, 1994    4,051    77,342     1,350    (3,940)
            Increase in
            Treasury Units                                    (2,145)
            Syndication costs                (63)
            Distributions       (2,359)   (7,517)     (116)
            Net income (loss)    1,289   (10,148)     (172)
                                ------   --------     ------   ------

            BALANCE,
            DECEMBER 31, 1995  $ 2,981  $ 59,614   $ 1,062   $(6,085)
                               =======   =======   =======   ========

    1

   (Consolidated Statements of Partners' Capital - Continued)

                         Class A      Class B     Treasury
                          Units        Units       Units

    BALANCE,
    DECEMBER 31, 1992  9,125,078     143,773      313,725
    Adjustments
    relating to the
    repurchase of
    Units previously
    held by non-U.S.
    citizens                (107)
    Issuance of Units    549,908
    Syndication costs
    Cancellation of
    previously
    escrowed Units       (11,350)
    Distributions
    Net income
                             ---         ---          ---

    BALANCE,
    DECEMBER 31, 1993  9,663,529     143,773      313,725
    Increase in
    Treasury Units        (4,025)                   4,025
    Syndication costs
    Distributions
    Net income (loss)
                             ---         ---          ---
    BALANCE,
    DECEMBER 31, 1994  9,659,504     143,773      317,750
    Increase in
    Treasury Units      (466,345)                 466,345
    Syndication costs
    Distributions
    Net income (loss)
                         -------     -------       ------

    BALANCE,
    DECEMBER 31, 1995  9,193,159     143,773      784,095
                       =========     =======      ========

    1
           The accompanying notes are an integral part of the financial statements.

                          HALLWOOD ENERGY PARTNERS, L.P.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   Hallwood Energy Partners, L.P. ("HEP" or the "Partnership") is a publicly traded Delaware limited partnership engaged in the production, sale and transportation of oil and gas and in the acquisition, exploration, development and operation of oil and gas properties. The Partnership's properties are primarily located in the Rocky Mountain, Mid-Continent, Texas and Gulf Cost regions of the United States. The principal objectives of HEP are to maintain or expand its reserve base and to provide cash distributions to holders of its units representing limited partner interests ("Units"). The general partner of HEP is Hallwood Energy Corporation ("HEC") which has been engaged in oil and gas exploration and development since its incorporation in 1968. HEP commenced operations in August 1985 after completing an exchange offer in which HEP acquired oil and gas properties and operations from HEC, 24 oil and gas limited partnerships of which HEC was the general partner, and certain working interest owners that had participated in wells with HEC and the limited partnerships.

   The activities of HEP are conducted through HEP Operating Partners, L.P. ("HEPO") and EDP Operating, Ltd. ("EDPO"). HEP is the sole limited partner and HEC is the sole general partner of HEPO. Hallwood G.P., Inc. ("HGPI"), a wholly-owned subsidiary of HEC, is the sole general partner and HEP is the sole limited partner of EDPO. Solely for purposes of simplicity herein, unless otherwise indicated, all references to HEP in connection with the ownership, exploration, development or production of oil and gas properties include HEPO and EDPO.

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

   The accompanying financial statements include the activities of HEP, its subsidiaries, Hallwood Petroleum, Inc. ("HPI") and Hallwood Oil and Gas, Inc. ("Hallwood Oil") and majority owned affiliates, the May Limited Partnerships 1983-1, 1983-2, 1983-3, 1984-1, 1984-2, 1984-3 ("Mays"). Also included is
   HEP's pro rata share of the activities of Nycotex Gas Transport ("Nycotex") through March 31, 1993, the effective date of its disposition.

   DERIVATIVES

   HEP has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as oil or gas revenue at the time the hedged volumes are sold.

   GAS BALANCING

   HEP  uses  the sales  method for  recording  its gas  balancing.   Under this
   method, HEP recognizes revenue on all of its sales of production, and any over-production or under-production is recovered at a future date.

   As of December 31, 1995, HEP had a net over-produced position of 105,000 mcf ($191,100 valued at average gas prices). The general partner believes that this imbalance can be made up from production on existing wells or from wells which will be drilled as offsets to existing wells and that this imbalance will not have a material effect on HEP's results of operations, liquidity and capital resources. The December 31, 1995 reserves have been decreased by 105,000 mcf in order to reflect HEP's gas balancing position.

   ALLOCATIONS

   Partnership costs and revenues are allocated to Unitholders and the general partner pursuant to the partnership agreement ("the Agreement") as set forth below.

                                                           General
                                             Unitholders   Partner

               Property Costs and Revenues
                  Initial acquisition costs
                  - Acreage other than
                  exploratory                   100%          0%
                    Exploratory acreage          98%          2%
                  Producing wells -
                    Costs and revenues           98%          2%
                  Development wells (1) -
                    Costs through
                    completion                  100%          0%
                    All other costs and
                    revenues                     95%          5%
                  Exploratory wells (1) -
                    Costs through                90%         10%
                    completion
                    All other costs and
                    revenues                     75%         25%
                  All other costs and
                  revenues                       98%          2%
    1
      (1) The percentages set forth above are for wells drilled under the EDPO partnership agreement. The majority of wells drilled under the HEPO partnership agreement share costs through completion in a ratio of 7.5% to the general partner and 92.5% to the Unitholders and share all other costs and revenues in a ratio of 18.75% to the general partner and 81.25% to the Unitholders.

   PROPERTY, PLANT AND EQUIPMENT

   HEP follows the full cost method of accounting whereby all costs related to the acquisition of oil and gas properties are capitalized in a single cost center ("full cost pool") and are amortized over the productive life of the underlying proved reserves using the units of production method. Proceeds from property sales are generally credited to the full cost pool.

   Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming continuation of existing economic conditions.

   HEP does not accrue costs for future site restoration, dismantlement and abandonment costs related to proved oil and gas properties because the Partnership estimates that such costs will be offset by the salvage value of the equipment sold upon abandonment of such properties. The Partnership's estimates are based upon its historical experience and upon review of current properties and restoration obligations.

   Unproved properties are withheld from the amortization base until such time as they are either developed or abandoned. The properties are evaluated periodically.

   During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 provides the standards for accounting for the impairment of various long-lived assets. HEP is required to adopt SFAS 121 no later than 1996. HEP uses the full cost method of accounting for its only long-lived assets, which requires an impairment to be recorded when total capitalized costs exceed the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves. Therefore, the adoption of SFAS 121 is not expected to have a material effect on the financial position or results of operations of HEP.

   DEFERRED LIABILITY

   The deferred liability as of December 31, 1995 and 1994 consists primarily of HEP's share of the unrecouped portion of a 1989 take-or-pay settlement which is recoupable in gas volumes through February 1997.

   DISTRIBUTIONS

   HEP paid a $.20 per Unit distribution on February 15, 1996 to Unitholders of record on December 31, 1995. This amount and the general partner distribution were accrued as of year end. At December 31, 1995 and 1994, distributions payable of $2,477,000 and $2,505,000, respectively were included in accounts payable and accrued liabilities. HEP declared distributions of $.80 per Unit for each of the years ended December 31, 1995 and 1994.

   INCOME TAXES

   No provision for federal income taxes is included in HEP's financial statements because, as a partnership, it is not subject to federal income tax and the tax effect of its activities accrues to the partners. In certain circumstances, partnerships may be held to be associations taxable as corporations. The IRS has issued regulations specifying circumstances under current law when such a finding may be made, and management has obtained an opinion of counsel based on those regulations that HEP is not an association taxable as a corporation. A finding that HEP is an association taxable as a corporation could have a material adverse effect on the financial position and results of operations of HEP.

   As of December 31, 1995, the inside tax basis of HEP's net assets exceeds the book basis by approximately $34,000,000.

   CASH AND CASH EQUIVALENTS

   All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

   COMPUTATION OF NET INCOME PER UNIT

   Net income per Unit is computed by dividing net income attributable to the limited partners' interest by the weighted average number of Class A Units and Class B Units outstanding. All Unit and per Unit information has been restated to reflect the issuance of Class A Units in connection with a lawsuit settlement further described in Note 13.

   At December 31, 1995, HEP owns approximately 40% of the outstanding common stock of HCRC, which owns approximately 19% of HEP's Class A and Class B Units; consequently, HEP has an interest in 784,095 of its own Units. These Units are treated as treasury Units in the accompanying financial statements.

   The Unit options described in Note 9 have been considered in the computation of net income per Unit but are antidilutive in 1995.

   USE OF ESTIMATES

   The preparation of the financial statements for the Partnership in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   SIGNIFICANT CUSTOMERS

   Sales to Conoco Inc. and Marathon Petroleum Company accounted for 30% and 14%, respectively of total oil and gas sales of HEP for the year ended December 31, 1995, and 23% and 12%, respectively, of total oil and gas sales of the Partnership for the year ended December 31, 1994. Sales to Conoco Inc., Koch Oil Company and Marathon Petroleum Company accounted for 21%, 11% and 10%, respectively, of total oil and gas sales of HEP for the year ended December 31, 1993. Although the Partnership sells the majority of its oil and gas production to a few purchasers, there are numerous other purchasers in the area, therefore, the loss of its significant customers would not adversely affect HEP's operations.

   ENVIRONMENTAL CONCERNS

   HEP is continually taking actions necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 1995, HEP has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position of HEP in the oil and gas industry.

   RECLASSIFICATION

   Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.


   NOTE 2 - OIL AND GAS PROPERTIES

   The following table summarizes certain cost information related to HEP's oil and gas activities:

                                            For the Years Ended
                                                December 31,
                                      1995           1994      1993
                                               (In thousands)


          Property acquisition
          costs:
             Proved                 $ 2,727        $ 3,724   $ 7,631
             Unproved                   793            183     1,468
          Development costs          11,880          4,995     4,877
          Exploration costs           2,368          4,983     1,410
                                        ---            ---       ---
               Total                $17,768        $13,885   $15,386
                                    ========        =======   =======

   Depreciation, depletion, amortization and impairment expense, related to proved properties, per equivalent barrel of production for the years ended December 31, 1995, 1994 and 1993, was $7.21, $7.70 and $5.29, respectively.

   At December 31, unproved domestic properties consist of the following:

                                                 1995           1994
                                                     (In thousands)

               South Louisiana                   $ 86           $335
               Texas                              227
               Utah                               137
               Other                              234             45
                                                  ---            ---
                                                 $684           $380
                                                  ===            ===

   At  December   31,  1994,  unproved  foreign   properties  represented  HEP's
   investment in its Indonesian project which was abandoned during the first quarter of 1995.


   NOTE 3 - PRINCIPAL ACQUISITIONS AND SALES

   1995

   During 1995, HEP had no individually significant property acquisitions or sales.

   1994

   During the second quarter of 1994, HEP and HCRC formed a limited partnership with a third party for the purpose of producing natural gas qualified for the
   Section 29 tax credit under the Internal Revenue Code. A limited liability company owned by HEP and HCRC is the general partner of the partnership.

   HEP and HCRC sold a term working interest in certain wells in San Juan County, New Mexico to the limited partnership, in return for which HEP and HCRC received a cash payment totaling $3,400,000 when the sale was closed. HEP and HCRC will receive 97% of the cash flow from production from the wells sold through the year 2002, and 80% of the cash flow thereafter. HEP and HCRC will also receive quarterly cash incentive payments equal to 34% of the
   Section 29 tax credit generated from the production from the wells. HEP and HCRC will share in all proceeds 55% and 45%, respectively. HEP recorded its $1,870,000 share of the cash payment received as a credit to oil and gas properties in the accompanying financial statements.

   1993

   During September and October 1993, HEP and its affiliate HCRC completed the following transactions which resulted in the acquisition of interests in the following properties (the purchase amounts are net to HEP): 130 wells in twelve counties in central Kansas for $1,200,000, of which $367,000 was paid in cash and $833,000 was paid in the form of 96,607 Class A Units; six wells in Comanche County, Kansas for $750,000; nine wells in Russell County, Kansas for $600,000; three wells in San Juan County, New Mexico for $425,000; and nine wells in Toole County, Montana for $350,000. Additionally, HEP acquired 50% of the stock of Sunburst Exploration, Inc. ("Sunburst") for $1,700,000 by issuing 197,103 Class A Units. The remaining 50% of the stock was acquired by HCRC. Sunburst owns interests in 130 wells in Toole County, Montana, 45 of which are operated by Sunburst.

   These acquisitions were effective as of various dates from August 1 through October 29, 1993 and added an estimated 464,000 barrels of oil and 5 billion cubic feet of gas to HEP's reserves at December 31, 1993.

   On March 5, 1993, HEP sold its interest in Nycotex and its West Virginia properties which included natural gas reserves estimated at approximately 3.4 billion cubic feet of gas. The proceeds after adjustments were approximately $1,600,000.


   NOTE 4 - DERIVATIVES

   HEP has entered into numerous financial contracts to hedge the price of its oil and natural gas. HEP does not use these hedges for trading purposes, but rather for the purpose of providing a protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

   The financial contracts used by HEP to hedge the price of its oil and natural gas production are swaps, collars and participating hedges. Under the swap contracts, HEP sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices.

   The following table provides a summary of HEP's financial contracts:

                                        Oil
                       Quantity of Production
              Period           Hedged            Contract Floor Price
                               (bbl)                  (per bbl)

              1993             439,000                 $18.53
              1994             361,000                  17.93
              1995             380,000                  17.41
              1996             200,000                  15.08
              1997             148,000                  14.87
              1998             103,000                  14.83
              1999              16,000                  15.38

   From 1995 forward, between 16% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HEP will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus between 25% and 75% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. From 1995 forward, between 75% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $16.50 to $18.85.

                                         Gas
                       Quantity of Production
             Period            Hedged            Contract Floor Price
                               (mcf)                  (per mcf)

              1993           6,413,000                  $1.69
              1994           6,461,000                   1.88
              1995           6,439,000                   1.94
              1996           5,180,000                   2.04
              1997           3,946,000                   2.06
              1998           3,635,000                   2.10
              1999           1,260,000                   2.01
              2000           1,244,000                   2.01

   From 1995 forward, between 0% and 50% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.65 to $2.93.

   In the event of nonperformance by the counterparties to the financial contracts, HEP is exposed to credit loss, but has no off-balance sheet risk of accounting loss. The Partnership anticipates that the counterparties will be able to satisfy their obligations under the contracts because the counterparties consist of well-established banking and financial institutions which have been in operation for many years. Certain of HEP's hedges are secured by the lien on HEP's oil and gas properties which also secures HEP's Credit Facilities described in Note 6.

   NOTE 5 - INVESTMENT IN AFFILIATED CORPORATION

   HEP accounts for its approximate 40% interest in HCRC using the equity method of accounting. The following presents summarized financial information for HCRC at December 31, 1995, 1994 and 1993:

                                     1995          1994          1993
                                                   (In thousands)

          Current assets           $ 7,931       $ 7,076       $12,933
          Noncurrent assets         65,627        55,049        58,053
          Current liabilities       15,133         6,646         6,960
          Noncurrent
          liabilities               21,790        11,890        17,430
          Revenue                   25,484        20,644        21,007
          Net income (loss)         (4,670)       (2,974)          809

   No other individual entity in which HEP owns an interest comprises in excess of 10% of the revenues, net income or assets of HEP.

   HCRC repurchased approximately 99,000 shares of its common stock in a repurchase offer which was completed January 26, 1996. As a result of this transaction, HEP's ownership in HCRC increased to 44% at the end of January 1996.

   The following amounts represent HEP's share of the property related costs and reserve quantities and values of its equity investee HCRC (in thousands):

   CAPITALIZED COSTS RELATING TO OIL AND GAS ACTIVITIES:

                                            As of December 31,

                                       1995        1994         1993

           Unproved properties -
           domestic                 $    230    $     93     $    106
           Unproved properties -
           foreign                                   959          826
           Proved properties          94,925      89,284       87,282
           Accumulated
           depreciation,
           depletion, amortization
           and property impairment   (74,168)    (68,587)     (66,602)
                                     --------    --------    -------
           Net property             $ 20,987    $ 21,749     $ 21,612
                                    ========    ========      ========

   COSTS INCURRED IN OIL AND GAS ACTIVITIES:
                                             For the Years Ended
                                               December 31,
                                       1995        1994         1993

           Acquisition costs          $4,168      $1,531       $2,961
           Development costs           2,124       1,531        1,028
           Exploration costs             845         825          518
                                      ------      ------       ------
              Total                   $7,137      $3,887       $4,507
                                      ======      ======       ======

   RESULTS OF OPERATIONS FOR OIL AND GAS ACTIVITIES:

                                      For the Years Ended December 31,
                                       1995        1994         1993

           Oil and gas revenue       $ 7,825     $ 6,522      $ 6,741
           Production operating
           expense                    (2,894)     (3,008)      (2,736)
           Depreciation,
           depletion, amortization
           and property impairment
           expense                    (2,792)     (3,695)      (1,822)
           Income tax benefit
           (expense)                    (813)         73         (633)
                                         ---         ---          ---
              Net income (loss)
              from oil and gas
              activities             $ 1,326     $  (108)     $ 1,550
                                     =======     ========      =======

   PROVED OIL AND GAS RESERVE QUANTITIES:

                                                 Gas            Oil
                                                 Mcf           Bbls

                                                   (unaudited)

            Balance, December 31, 1995        15,782          2,482
                                              =======         ======
            Balance, December 31, 1994        14,548          1,771
                                              ======          ======
            Balance, December 31, 1993        15,277          1,268
                                              ======          ======

   STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:
                                                    (unaudited)

                    December 31, 1995                   $25,532
                                                        =======
                    December 31, 1994                   $16,466
                                                        =======
                    December 31, 1993                   $18,810
                                                        =======

   NOTE 6 - DEBT

   HEP's long-term debt at December 31, 1995 and 1994 consisted of the following:

                                                1995           1994
                                                        (In thousands)

            Note Purchase Agreement           $12,857        $17,143

            Credit Agreement                   24,700         12,700

            Capital lease obligation -
            monthly payments of $8,423,
            which include interest at
            5.5%, through December 1,
            1996                                   87            180
                                                  ---            ---

            Total                              37,644         30,023
            Less current maturities               (87)        (4,125)
                                               -------        -------
            Long-term debt                    $37,557        $25,898
                                              =======        ========

   During the first quarter of 1995, HEP and its lenders amended and restated HEP's Amended and Restated Credit Agreement ("Credit Agreement") to extend the term date of its line of credit to May 31, 1997. Under the Credit Agreement ("Credit Agreement") and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the Credit Facilities), HEP has a borrowing base of $42,000,000. HEP has amounts outstanding at December 31, 1995 of $24,700,000 under the Credit Agreement and $12,857,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by an outstanding contract settlement obligation of $2,771,000 and a capital lease obligation of $87,000; therefore, its unused borrowing base totaled $1,585,000 at February 27, 1996.

   Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1996 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of December 31, 1995.


   Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75%. At December 31, 1995 the applicable interest rate was 7.5%. Interest is payable monthly, and 16 quarterly principal payments of $1,812,000, as adjusted for the anticipated borrowings to fund the Note Purchase Agreement payment due in 1996, commence May 31, 1997.

   The borrowing base for the Credit Facilities is redetermined semiannually in March and September of each year. The Credit Facilities are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. Additionally, aggregate distributions paid by HEP in any 12 month period are limited to 50% of cash flow from operations before working capital changes plus distributions received from affiliates.

   The current portion of long-term debt represents a capital lease obligation of $87,000.

   Included in net working capital deficit of affiliates is $4,650,000, net to HEP's interest, which represents the current portion of the long-term debt of HSD. HSD's line of credit of $4,650,000, net to HEP's interest, which is provided by a third party lender, is secured by certain leases held by HSD and is otherwise nonrecourse to HEP. Borrowings under the line of credit bear interest at the prime rate plus 8.5% (17% at December 31, 1995). Interest is payable monthly, and the entire outstanding principal is due on August 31, 1996. The current intention is to refinance the debt on or before the due date so as to extend the repayment term.

   HEP entered into contracts to hedge its interest rate payments on $5,000,000 of its debt through the end of 1995, $10,000,000 for 1996 and 1997 and $5,000,000 for 1998. HEP does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HEP's interest payments under its debt agreement which has a floating interest rate. In general, it is HEP's goal to hedge 50% of the principal amount of its debt for each year of the remaining term of the debt. HEP has entered into two hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the other of which is an interest rate swap with a fixed rate of 5.74%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

   At December 31, 1995, HEP's debt maturity schedule is as follows:

                                                    (In thousands)

                             1996                     $    87
                             1997                       9,721
                             1998                      11,532
                             1999                       7,246
                             2000                       7,246
                          Thereafter                    1,812
                                                          ---
                                                       37,644

                 Less:  Current maturities of
                        long-term debt                    (87)
                                                          ---


                   Long-term debt balance at
                       December 31, 1995              $37,557
                                                      =======

   NOTE 7 - CONTRACT SETTLEMENT OBLIGATION

   In the first quarter of 1989, HEP settled a take-or-pay contract claim on its Bethany-Longstreet field. In accordance with the settlement, HEP received $7,623,000 in cash. This amount is recoupable in cash or gas volumes from April 1992 through March 1996, with a cash balloon payment due during the first quarter of 1998. A liability has been recorded equal to the present value of this amount discounted at 10.68%, HEP's estimated borrowing cost at the time of settlement. HEP is also repaying $1,629,000 which represents suspended payments to the pipeline for previous years in equal monthly installments of $33,937 which began April 1992 and which will continue through March 1996. This amount was previously recorded as an offset to the full cost pool at the time the contract was initially abrogated by the pipeline. As payment of this obligation is made it will be charged to the full cost pool.

   At December 31, 1994, HEP's five year contract settlement obligation maturity schedule, including accretion of discount, is as follows:

                                                    (In thousands)

                             1996                     $   428
                             1997                           -
                             1998                       2,814
                             1999                           -
                             2000                           -
                                                          ---
                                                        3,242

               Less:    Unaccreted discount at
                           December 31, 1995             (471)
                        Current maturities of
                        contract settlement debt         (374)
                                                          ---

               Long-term contract settlement
               balance at December 31, 1995            $2,397
                                                       ======

   NOTE 8 - PARTNERS' CAPITAL

   HEP Units that trade on the American Stock Exchange under the symbol "HEP" are referred to as "Class A Units."

   CLASS B SUBORDINATED UNITS

   The Class  B Units have equal liquidation rights and identical tax allocation
   rights and provisions to the Class A Units.   However, the Class B Units have
   the following subordinated distribution provisions:

   1. Distribution rights equal to Class A Units while the Class A Units receive distributions of $.20 or more per Class A Unit per calendar quarter.

   2. No   current   distribution  right   should  Class   A   Units  receive
      distributions less than $.20 per Class A Unit for any calendar quarter.

   3. An accumulated distribution deficit account will be maintained for the benefit of the Class B Units for any distributions suspended under 2 above. The amount in the deficit account will be payable in whole or in part to the Class B Unitholders in any quarter in which distributions equal to or greater than $.20 per Class A Unit are made on Class A Units.

   The Class B Units may be converted into Class A Units on a 1:1 ratio at the option of the holder or holders thereof. Upon conversion, any amount remaining unpaid in the accumulated distribution deficit account relating to Class B Units converted is waived.

   The Class B Units vote as a separate class on all matters required or otherwise brought for a vote of the Unitholders of HEP.

   CLASS C UNITS

   The Class C Units have a distribution preference of $1.00 per year, payable quarterly, commencing in the first quarter of 1996. HEP may not declare or make any cash distributions on the Class A or Class B Units unless all accrued and unpaid distributions on the Class C Units have been paid.

   Class C Units vote as a separate class on all matters submitted to the Unitholders of HEP for a vote.

   RIGHTS PLAN

   On February 6, 1995 the board of directors of the general partner approved the adoption of a rights plan designed to protect Unitholders in the event of a takeover action that would otherwise deny them the full value of their investment.

   Under the terms of the rights plan, one right was distributed for each Class A Unit of HEP to holders of record at the close of business on February 17, 1995. The rights trade with the Class A Units. The rights will become exercisable only in the event, with certain exceptions, that an acquiring party accumulates 15% or more of HEP's Class A Units, or if a party announces an offer to acquire 30% or more of HEP. The rights will expire on February 6, 2005. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase, for $24, either HEP Class A Units or shares in an "acquiring entity," with a market value at that time of $48.

   HEP will generally be entitled to redeem the rights at one cent per right at any time until the tenth day following the acquisition of a 15% position in its Units. HEP is not aware of any hostile effort to acquire control, but believes that the rights plan represents a sound and reasonable means of safeguarding the interests of the Unitholders.


   NOTE 9 - UNIT OPTION PLAN

   On January 31, 1995, the board of directors of the general partner approved the adoption of a Unit Option Plan to be used for the motivation and retention of directors and employees performing services for HEP. The plan authorizes the issuance of 425,000 options to purchase Class A Units. Grants of the total options authorized were made on January 31, 1995, vesting one-third at that time, an additional one-third on January 31, 1996 and the remaining one-third on January 31, 1997. In addition, the plan provides that vesting of the options may be accelerated under certain conditions. The exercise price of the options is $5.75, which was the closing price of the Class A Units on January 30, 1995.

   During 1995 the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 requires entities to use the fair value method to either account for, or disclose, stock based compensation in their financial statements. The Partnership is required to adopt SFAS 123 no later than 1996. Because the Partnership intends to elect only the disclosure provisions of SFAS 123, the adoption of SFAS 123 is not expected to have a material effect on the financial position or results of operations of HEP.

   Under the terms of the Domestic Incentive Plans ("Plans") which have been adopted for every year beginning in 1992, the Board of Directors of the general partner each year determines a percentage of HEP's interest in the cash flow from certain wells drilled, recompleted or enhanced during the year which will be allocated to the Plan for that year. The specified percentage was 1.4% for the 1995 Plan and 1% for the 1994 and 1993 Plans. The specified percentage of cash flow is then allocated among certain key employees who are participants in the Plan for that year. Each award under the Plan represents the right to receive for five years a portion of the specified share of the cash award, the participants are each paid a share of an amount equal to a specified percentage (80% for 1995, 40% for 1994 and 1993) of the remaining net present value of the qualifying wells and the award for that year terminates. The expense attributable to the Plans was $119,000 in 1995, $88,000 in 1994 and $37,000 in 1993 and is included in general and administrative expense in the accompanying financial statements.

   NOTE 10 - PIPELINE, FACILITIES AND OTHER

   Included in pipeline, facilities and other income is a loss of $120,000 in 1993 representing HEP's share of the net pipeline loss of Nycotex. Nycotex was a gas gathering and transmission facility in West Virginia which was owned by HEP and HCRC. HEP's 28% share of the gross activity of Nycotex is as follows:

                                                        1993

                     Sales                           $  696
                     Cost of purchased gas             (708)
                     Pipeline operating expense        (108)
                                                        ---
                        Net pipeline loss            $ (120)
                                                        ===

   HEP sold its interest in Nycotex and its West Virginia properties which included natural gas reserves estimated at approximately 3.4 billion cubic feet of gas. The proceeds were $2,808,000 after adjustments, and the sale closed on March 5, 1993.


   NOTE 11 - RELATED PARTY TRANSACTIONS

   HPI manages and operates certain oil and gas properties on behalf of independent joint interest owners, HEP and its affiliates. In such capacity, HPI pays all costs and expenses of operations and distributes all revenues associated with such properties. HPI has receivables from affiliates of HEP of $2,808,000 and $1,647,000 at December 31, 1995 and 1994, respectively, which represent net revenues net of operating costs and expenses. The intercompany balances are settled monthly.

   HPI is reimbursed by HEP for costs and expenses which include salaries and associated overhead for personnel of HPI engaged in the acquisition and evaluation of oil and gas properties (technical expenditures which are capitalized as costs of oil and gas properties) and lease operating and general and administrative expenses necessary to conduct the business of HEP (nontechnical expenditures which are expensed as general and administrative or production operating expenses). Reimbursements during 1995, 1994 and 1993 were as follows:

                                      1995         1994        1993
                                               (In thousands)

           Technical                 $1,100      $  747       $  570
           Nontechnical               1,321       1,502        1,918

   Included in the nontechnical allocation attributable to HEP's direct interest for 1995, 1994 and 1993 is approximately $156,000, $159,000 and $167,000, respectively of consulting fees under a consulting agreement, which expires June 30, 1997, with The Hallwood Group Incorporated ("Hallwood"), the parent of HEC. Also included in the nontechnical allocation is $369,000, $363,000 and $350,000 in 1995, 1994 and 1993, respectively, representing costs incurred by Hallwood and its affiliates on behalf of the Partnership.

   During the third quarter of 1994, HPI entered into a consulting agreement with its Chairman of the Board to provide advisory services regarding the international activities of its affiliates. The amount of consulting fees allocated to the Partnership under this agreement is $125,000 and $62,500 in 1995 and 1994, respectively.


   NOTE 12 - STATEMENT OF CASH FLOWS

   Cash paid during 1995, 1994 and 1993 for interest totaled $3,356,000, $3,185,000 and $3,889,000, respectively.

   The noncash financing and investing activities of HEP for the year ended December 31, 1993 was as follows (there were no noncash activities during 1994 and 1995):

            Acquisition of oil and gas properties
            for Class A Units                             $2,533,000
                                                          ==========
            Issuance of Class A Units in
            satisfaction of a liability                   $2,170,000
                                                          ==========

   NOTE 13 - LITIGATION SETTLEMENTS

   During 1995, the parties settled the lawsuit styled Stutes v. Hallwood Petroleum, Inc. et al. The plaintiff in the lawsuit alleged that as a result of exposure to benzene in the petroleum he was hauling from various wells owned and operated by approximately 80 defendants, he contracted myelogenous leukemia. HEP owns an interest in certain of the wells covered by the lawsuit. HEP's share of the settlement not covered by insurance is $19,000.

   In 1994, the Minerals Management Service ("MMS") of the Bureau of Land Management notified HEP that the MMS had preliminarily determined that the MMS was owed royalty payments on take-or-pay settlements involving federal oil and gas leases. In the fourth quarter of 1995, HEP and the MMS reached an agreement in principle that HEP would pay $321,000 in settlement of all claims. This amount has been accrued in the December 31, 1995 financial statements and HEP anticipates that the settlement amount will be paid in the first quarter of 1996.

   In September 1995, the court order approving the settlement in the class action lawsuit styled In re. Hallwood Energy Partners, L.P. Securities Litigation became final. As part of the settlement, on September 28, 1995, HEP paid $2,870,000 in cash (which was recorded as an expense in the December 31, 1994 financial statements as the estimated cost associated with the litigation) and issued 1,158,696 Class A Units with a market value of $5,330,000 to a nominee of the class. HCRC subsequently exercised an option to purchase these Units from the nominee for $5,330,000 in cash. Other defendants contributed an additional $900,000 in cash to the settlement. The net proceeds of the settlement were distributed to a class consisting of former owners of limited partner interests in Energy Development Partners, Ltd. ("EDP") who exchanged their units in that entity for Units of HEP pursuant to the merger of EDP and HEP on May 9, 1990 (the "Transaction").

   Upon issuance, these Class A Units were treated, for financial statement purposes only, as additional Class A Units issued in connection with the Transaction, which was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interest, and have been reflected as outstanding Class A Units since May 9, 1990, the date of the Transaction. As a result of the settlement, the number of Units outstanding and the net income (loss) per Class A Unit and Class B Unit have been retroactively restated for all periods subsequent to the Transaction.

   On June 24, 1993, HEP settled two lawsuits and all related claims with Louisiana Intrastate Gas Corporation ("LIG"). The lawsuits against LIG involved the prices paid for natural gas production under a long-term gas contract. The settlement terminates the contract with LIG and resolves all issues and claims relating to the gas purchase contract for the Northeast Montegut Field located in Terrebonne Parish, Louisiana. The proceeds from the settlement after payment of royalties and related legal costs are reflected in HEP's earnings during the year ended December 31, 1993 and were used to pay down debt and for working capital purposes.

   In January 1994, Hallwood Oil paid $525,000 to the former shareholders of the general partner of a predecessor entity to settle a claim for payment of
   Hallwood Oil's $800,000 guaranty of the promissory note of a former affiliate. The promissory note was made in 1985 when EDP was formed. This payment was accrued as litigation settlement expense as of December 31, 1993.


   In February 1994, HEP and the other parties to the lawsuit styled SAS Exploration, Inc. v. Hall Financial Group, Inc. et al. settled the lawsuit. The plaintiffs alleged that certain leases in the A. L. Boudreaux #1 and A.
   M. Duhon #1 wells expired and terminated at the end of their primary lease terms as a result of production being from Bol Mex 4 Sand rather than the A.
   B. Sand. In the settlement, the plaintiffs and the defendants cross-conveyed interests in certain leases to one another and HEP paid the defendants $388,000. The cash paid by HEP was paid from the revenues attributable to the disputed leases that were escrowed beginning in February 1990. The cash paid by HEP, as well as its share of the cash paid by the Mays, were included in litigation settlement expense in the December 31, 1993 financial statements. The interest conveyance resulted in a decrease in HEP's consolidated reserves as of December 31, 1993 totaling 698,000 mcf of gas, 15,000 bbls of oil and $1,317,000 in discounted future net revenues. This reduction has been included in the revisions line in the Supplemental Oil and Gas Reserve Information for the year ended December 31, 1993.


   NOTE 14 - LEGAL PROCEEDINGS

   In June 1993, 14 lawsuits were filed against HEP in the 15th Judicial District Court, Lafayette Parish, Louisiana, Docket Nos. 93-2332-F through 93-2345-F, styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. The plaintiffs in the lawsuits claim that they have valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Mary Guilbeau #1 well, Evageline Shrine Club #1 well and Duhon #1 well and are entitled to a portion of the production for the wells dating from February 1990. The plaintiffs are claiming between .4% and 2.3% of HEP's interest in the wells. HEP has not recognized revenue attributable to the contested leases since January 1993. These revenues, totaling $303,000 at December 31, 1995, have been placed in escrow pending resolution of the lawsuits. At this time, HEP believes that the difference between the escrowed amount and the amount of any liability that may result upon resolution of this matter will not be material.

   In June 1995, an additional lawsuit was filed against HEP in the 15th Judicial District Court, Lafayette Parish, Louisiana, Docket No. 95-2601 3B, styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. The plaintiffs in the lawsuit claim that they have additional valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Mary Guilbeau #1 well and Duhon #1 well and are entitled to a portion of the production from the wells. HEP has not yet determined the amount of its interest in the properties which is at issue. At this time, HEP believes that the difference between the amount already in escrow as a result of the litigation described in the preceding paragraph and the amount of any liability that may result upon resolution of this matter and the matter described in the preceding paragraph will not be material.

   The Partnership is involved in other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. The Partnership believes that its liability, if any, as a result of such proceedings and claims will not materially affect its financial condition or operations.


   NOTE 15 - COMMITMENTS

   HPI leases office facilities under operating leases which expire in 1999. Rent expense under these leases is allocated to HEP and its affiliates. Remaining commitments under these leases mature as follows:

                          Year Ending
                         December 31,       Annual Rentals
                                            (in thousands)

                             1996               $  622
                             1997                  632
                             1998                  632
                             1999                  316
                                                ------
                                                $2,202
                                                ======

   NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Partnership, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                     December 31, 1995
                                                   Carrying    Estimated
                                                    Amount     Fair Value
                                                      (In thousands)


          LIABILITIES:
             Oil and gas hedge contracts         $      -      $   472
             Interest rate hedge contracts              -           20
             Current portion of contract
             settlement                               374          374
             Current portion of long-term debt         87           87
             Long-term debt                        37,557       38,179
             Contract settlement                    2,397        2,377

   The estimated fair value of the oil and gas hedge contracts is determined by multiplying the difference between year end oil and gas prices and the hedge contract prices by the quantities under contract. This amount has been discounted using an interest rate that could be available to the Partnership.

   The estimated fair value of the interest rate hedge contracts is computed by multiplying the difference between the year end interest rate and the contract interest rate by the amounts under contract. This amount has been discounted using an interest rate that could be available to the Partnership.

   The current portions of contract settlement and long-term debt are carried in the accompanying balance sheets at an amount which is a reasonable estimate of their fair value.

   The estimated fair value of long-term debt and contract settlement is determined using interest rates that could be available to the Partnership for similar instruments with similar terms.

   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.


                          HALLWOOD ENERGY PARTNERS, L.P.
                   SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                 DECEMBER 31, 1995
                                    (Unaudited)


   The following reserve quantity and future net cash flow information for HEP represents proved reserves which are located in the United States. The reserves have been estimated by HPI's in-house engineers. A majority of these reserves have been reviewed by independent petroleum engineers. The determination of oil and gas reserves is based on estimates which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

   The standardized measure of discounted future net cash flows provides a comparison of HEP's proved oil and gas reserves from year to year. No consideration has been given to future income taxes for HEP as it is not a tax paying entity. Under the guidelines set forth by the Securities and Exchange Commission (SEC), the calculation is performed using year end prices. At December 31, 1995, oil and gas prices averaged $17.95 per bbl of oil and $2.03 per mcf of gas for HEP, including its indirect interests in affiliated partnerships and the Mays. Future production costs are based on year end costs and include severance taxes. The present value of future cash inflows is based on a 10% discount rate. The reserve calculations using these December 31, 1995 prices result in 8.1 million bbls of oil, and 83 billion cubic feet of gas and a standardized measure of $124,000,000. The Mays are included on a consolidated basis, and 70,000 bbls of oil and 1.8 billion cubic feet of gas, representing a discounted present value of $4,000,000, are attributable to the minority ownership of these entities. This standardized measure is not necessarily representative of the market value of HEP's properties. The portion of the reserves attributable to the general partner's interest totaled 0.4 million bbls of oil and 6.2 billion cubic feet of gas with a standardized measure of $10,000,000 at December 31, 1995.

   As of December 31, 1994, HEP no longer includes its share of internal overhead charges attributable to wells operated by HPI in lease operating expense for reserve calculation purposes. These overhead charges are now included in general and administrative expenses in HEP's financial statements. This change resulted in an upward revision of HEP's reserves during 1994 of 1,180,000 barrels of oil, 5,752,000 mcf of gas and $8,354,000 of discounted future net cash flows. This change was implemented to conform HEP's reserve calculation methodology to, what management believes is, a more accurate representation of reserves and the most common practice of HEP's industry peers.

   HEP's standardized measure of future net cash flows has been decreased by $472,000 at December 31, 1995 for the effects of its hedge contracts. This amount represents the difference between year end oil and gas prices and the hedge contract prices multiplied by the quantities subject to contract, discounted at 10%.

                          HALLWOOD ENERGY PARTNERS, L.P.
                                RESERVE QUANTITIES
                                  (In thousands)
                                    (Unaudited)


                                                      Gas          Oil
                                                      Mcf          Bbls

          PROVED RESERVES:
             Balance, December 31, 1992            103,817        6,580

             Extensions and discoveries              5,213          530
             Revisions of previous estimates (a)    (5,050)      (1,134)
             Sales of reserves in place             (4,536)        (319)
             Purchase of reserves in place           6,236          677
             Production                            (14,073)        (881)
                                                       ---          ---


             Balance, December 31, 1993             91,607        5,453

             Extensions and discoveries              5,985        1,052
             Revisions of previous estimates         1,318        1,113
             Sales of reserves in place               (816)         (84)
             Purchase of reserves in place             699          143
             Production                            (13,208)        (939)
                                                       ---          ---

             Balance, December 31, 1994             85,585        6,738

             Extensions and discoveries              5,997        1,902
             Revisions of previous estimates         4,248          464
             Sales of reserves in place                (45)         (41)
             Purchase of reserves in place             362           28
             Production                            (13,035)        (993)
                                                       ---          ---

             Balance, December 31, 1995             83,112        8,098
                                                    ======        =====

          PROVED DEVELOPED RESERVES:
             Balance, December 31, 1993             79,858        5,006
                                                    ======        =====
             Balance, December 31, 1994             79,699        6,166
                                                    ======       ======
             Balance, December 31, 1995             77,378        7,444
                                                    ======        =====
    1

        (a)    Amount  includes the  interest  conveyance relating  to the
               SAS  lawsuit  discussed   in  Note  13  to  the   Financial
               Statements.

                          HALLWOOD ENERGY PARTNERS, L. P.
             STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                  (In thousands)
                                    (Unaudited)


                                                     December 31,
                                          1995         1994      1993

          Future cash flows             $317,000     $262,000  $286,000
          Future production and
           development costs            (130,000)    (109,000) (107,000)
                                        --------     --------- --------
          Future net cash flows before
           discount                      187,000      153,000   179,000
          10% discount to present value  (63,000)     (49,000)  (58,000)
                                         --------     --------  --------
          Standardized measure of
          discounted future net cash
          flows                         $124,000     $104,000  $121,000
                                        ========     ========  ========

                          HALLWOOD ENERGY PARTNERS, L. P.
      CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                  (In thousands)
                                    (Unaudited)



                                   For the Years Ended December 31,

                                     1995         1994      1993
    Standardized measure of
    discounted future net cash
    flows at beginning of year    $104,000     $121,000  $141,000
    Sales of oil and gas
    produced, net of production
    costs                          (29,712)     (29,319)  (31,693)
    Net changes in prices and
    production costs                17,015      (19,175)   (2,783)
    Extensions, discoveries and
    other additions, net of
    future production and
    development costs               16,836       10,537     8,430
    Changes in estimated future
    development costs              (11,868)      (5,614)   (6,248)
    Development costs incurred      11,880        4,995     4,877
    Revisions of previous
    quantity estimates               6,817        6,852   (11,906)
    Purchases of reserves in place     513        1,334    10,343
    Sales of reserves in place        (281)      (1,131)   (6,478)
    Accretion of discount           10,400       12,100    14,100
    Changes in production rates
    and other                       (1,600)       2,421     1,358
                                    -------       -----     -----

    Standardized measure of
    discounted future net cash
    flows at end of year          $124,000     $104,000  $121,000
                                  ========      =======   =======

   ITEM   9  -  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND  FINANCIAL
   DISCLOSURES

      None.


                                     PART III


   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The registrant  is a limited  partnership managed by the  general partner and
   has  no  officers  or directors.    The  general partner  is  Hallwood Energy
   Corporation, a Texas corporation organized in 1968.

   The principal duties and powers of the general partner are arranging financing for HEP, seeking out, negotiating and acquiring for HEP suitable leases and other prospects, managing properties owned by HEP, generally dealing for HEP with third parties and attending to the general administration of HEP and its relations with the limited partners.

   HEC is the sole general partner of HEP. Hallwood Petroleum, Inc., performs duties related to the management of HEP, including the operation of various properties in which HEP owns an interest.

   Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of HEC, and persons who own more than ten percent of HEP's Units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent owners are required by SEC regulation to furnish HEP with copies of all Section 16(a) forms they file.

   Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no forms were required for those persons, HEP believes that, during the year ended December 31, 1995, all officers and directors of HEC and greater than ten-percent beneficial owners complied with applicable filing requirements.


   ITEM 11 - EXECUTIVE COMPENSATION

   HEP pays no salaries or other direct remuneration to officers, directors or key employees of the general partner. HEP is charged for a portion of compensation paid by the general partner based upon the general partner's allocation procedures which are applied consistently to all entities which it manages.

   For information regarding reimbursement made to the general partner see Item 8 - Financial Statements and Supplementary Data (Note 11 to the Financial Statements).

   ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information as of February 27, 1996, about any individual, partnership or corporation which is known to HEP to be the beneficial owner of more than 5% of each class of Units issued and outstanding.

               Name and Address of Owner    Class A         Class A
                                              Unit            Unit
                                             Amount         Percent
          Hallwood Energy Corporation         657,260 (1)     6.5     (1)
          3710 Rawlins Street, Suite 1500
          Dallas, Texas 75219

          Hallwood Consolidated Resources   1,948,189         19.5
          Corporation
          4582 S. Ulster Street Parkway,
          Suite 1700
          Denver, Colorado 80237

          Heartland Advisors, Inc.            620,000 (2)     6.2     (2)
          790 North Milwaukee Street
          Milwaukee, WI 53202
    1
   (Continued)

                   Name and Address of Owner     Class C     Class C
                                                  Unit        Unit
                                                 Amount      Percent

              Hallwood Energy Corporation        53,400        7.9
              3710 Rawlins Street, Suite 1500
              Dallas, Texas 75219
              Hallwood Consolidated Resources   129,879       19.5
              Corporation
              4582 S. Ulster Street Parkway,
              Suite 1700
              Denver, Colorado 80237

              Heartland Advisors, Inc.
              790 North Milwaukee Street
              Milwaukee, WI 53202
    1
      (1)   Includes 143,773 Class  B Units  (100% of the  Class B  Units)
            which are convertible into Class A Units one-for-one.
    2
      (2) According to the Schedule 13 G filed by Heartland Advisors, Inc., the Partnership Units to which this schedule relates are held in investment advisory accounts of Heartland Advisors, Inc. As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities. No such account is known to have such an interest relating to more than 5% of the class.

   As of February 27, 1996, officers and directors of the general partner, as a group, held 803 Class A Units and currently exercisable options to purchase 133,167 Class A Units, or 1.4% of the total Class A Units currently outstanding assuming exercise of all currently exercisable options, and 52 Class C Units, or less than .01% of the total Class C Units currently outstanding.

   See Item 8 - Financial Statements and Supplementary Data (Note 9 to the Financial Statements) for a description of HEP's Unit Option Plan.


   ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   See Item 8 - Financial Statements and Supplementary Data (Note 11 to the Financial Statements).

                                      PART IV

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)      Financial Statements  and  Financial Statement  Schedules.   (See
               Index at Item 8).
      (b)      Reports on Form 8-K.
               HEP filed no current reports on Form 8-K during the last quarter of the period covered by this report.
      (c)      Exhibits.

    (1) 4.1 - Third Amended and Restated Agreement of Limited Partnership of Hallwood Energy Partners, L. P.
    (5) 4.2 - Unit Purchase Rights Agreement dated as of February 6, 1995 between HEP and The First National Bank of Boston.
        4.3 - First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Hallwood Energy Partners, L. P.
    (3) 10.1 - Third Amended and Restated Agreement of Limited Partnership of HEP Operating Partners.
    (7) 10.3 -  Second Amended  and Restated  Credit Agreement  dated March  31,
        1995.
    (2) 10.4 - Amended and Restated Note Purchase Agreement dated May 7, 1990. (Exhibit 10.2)
    (3) 10.5 - Amended and Restated Agreement of Limited Partnership of EDP Operating, Ltd.
    (8) 10.6 - Financial Consulting Agreement between The Hallwood Group Incorporated and Hallwood Petroleum, Inc. dated June 30, 1993.
    (4) 10.7 - Financial Consulting Agreement between The Hallwood Group Incorporated and Hallwood Petroleum, Inc. dated June 30, 1994.
   *(4) 10.8  - Compensation  Agreement  between  Hallwood Petroleum,  Inc.  and
        Anthony J. Gumbiner dated August 1, 1994.
   *(7) 10.9  - Domestic  Incentive Plan  between  the Partnership  and Hallwood
        Petroleum, Inc. dated January 14, 1993.
   *(8) 10.10 - 1995 Unit Option Plan
   *(7) 10.11 - 1995 Unit Option Plan Loan Program
        21 - Subsidiaries of Registrant
        23.1 - Consent of Deloitte & Touche LLP
        23.2 - Consent of Deloitte & Touche LLP



            (1) Incorporated by reference to Prospectus/Proxy Statement dated February 14, 1990 as supplemented March 22, 1990, March 30, 1990 and April 5, 1990, of Hallwood Energy Partners, L. P., filed as part of Registration Statement No. 33-33452.
            (2) Incorporated by reference to the exhibit shown in parentheses filed with current report on Form 8-K dated May 9, 1990 of Hallwood Energy Partners, L.P.
            (3) Incorporated by reference to the same exhibit number filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1990.
            (4) Incorporated by reference to the same exhibit number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
            (5) Incorporated by reference to Exhibit 1 filed with the Registrant's Form 8-A for Limited Partner Unit Purchase Rights filed with the SEC on February 8, 1995.
            (6) Incorporated by reference to the same exhibit number filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1993.
            (7) Incorporated by reference to the same exhibit number filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
            (8) Incorporated by reference to the same exhibit number filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1994.

            *Designates   management   contracts   or   compensatory   plans  or
            arrangements.


   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HALLWOOD ENERGY PARTNERS, L.P.
                                    BY:  HALLWOOD ENERGY
                                    CORPORATION
                                    GENERAL PARTNER


    Date:  February 29, 1996        By:  /s/William L. Guzzetti
                                             William L. Guzzetti
                                             President and
                                             Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature              Capacity              Date




    /s/Anthony J. Gumbiner   Chairman of the     February 29, 1996
    Anthony J. Gumbiner      Board and Director
                             (Chief Executive
                             Officer)


    /s/Brian M. Troup        Director            February 29, 1996
    Brian M. Troup




    /s/Hans-Peter Holinger   Director            February 29, 1996
    Hans-Peter Holinger




    /s/Rex A. Sebastian      Director            February 29, 1996
    Rex A. Sebastian



    /s/Robert S. Pfeiffer    Principal           February 29, 1996
    Robert S. Pfeiffer       Accounting Officer