Form 10-Q
period 1996-03-31
HALLWOOD ENERGY PARTNERS LP
filed 1996-05-10
CIK 768172

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


MARK ONE
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-8921


                         HALLWOOD ENERGY PARTNERS, L. P.
             (Exact name of registrant as specified in its charter)




        DELAWARE                               84-0987088
 (State or other jurisdiction of             (I.R.S. Employer
 incorporation ofr organization)          Identification Number)

 4582 SOUTH ULSTER STREET
 PARKWAY, SUITE 1700
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
Yes  X  No

The registrant is a limited partnership and issues Units (representing ownership of limited partner interests).

Number of Units outstanding as of May 10, 1996

                          Class A         9,977,254
                          Class B           143,773
                          Class C           664,063

                         HALLWOOD ENERGY PARTNERS, L. P.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                           (In thousands except Units)

                                      March 31,     December 31,
                                        1996            1995

 CURRENT ASSETS
 Cash and cash equivalents            $  8,061       $  4,977
 Accounts receivable:
 Oil and gas sales                       7,557          6,767
 Trade                                   3,140          2,860

 Due from affiliates                     1,552          2,808
 Prepaid expenses and other
   current assets                          924          1,091
                                        -------        -------
 Total                                  21,234         18,503
                                        -------        -------

 PROPERTY, PLANT AND EQUIPMENT, at
 cost
 Oil and gas properties (full cost
 method):
 Proved mineral interests              601,623        601,323
 Unproved mineral interests -
   domestic                                792            684
 Furniture, fixtures and other           3,126          3,090
                                        -------        -------
 Total                                 605,541        605,097

 Less accumulated depreciation,
 depletion, amortization and
 property impairment                  (514,089)      (510,171)
                                      ---------      ---------
 Total                                  91,452         94,926
                                        -------        -------

 OTHER ASSETS
 Investment in common stock of
   HCRC                                 11,867         11,491
 Deferred expenses and other
   assets                                  265            232
                                        -------        -------
 Total                                  12,132         11,723
                                        -------        -------

 TOTAL ASSETS                         $124,818       $125,152
                                      =========      ========


                         HALLWOOD ENERGY PARTNERS, L. P.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                           (In thousands except Units)
                                   (Continued)


                                     March 31,     December 31,
                                       1996            1995


 CURRENT LIABILITIES
 Accounts payable and accrued
 liabilities                           $ 16,286      $ 17,344
 Net working capital deficit of
 affiliates                                 140         5,061
 Current portion of contract
 settlement                                               374
 Current portion of long-term debt                         87
                                        -------       -------
 Total                                   16,426        22,866
                                        -------       -------

 NONCURRENT LIABILITIES
 Long-term debt                          37,557        37,557
 Contract settlement                      2,389         2,397
 Long-term liabilities of
 affiliate                                4,655
 Deferred liability                       1,730         1,718
                                        -------       -------
 Total                                   46,331        41,672
                                        -------       -------
 Total Liabilities                       62,757        64,538
                                        -------       -------

 MINORITY INTEREST IN SUBSIDIARIES        3,577         3,042
                                        -------       -------

 PARTNERS' CAPITAL
 Class A Units - 9,977,254 Units
 issued, 9,114,123 outstanding in
 1996 and 9,193,159 outstanding
 in 1995                                 61,076        59,614
 Class B Subordinated Units -
 143,773 Units outstanding                1,090         1,062
 Class C Units - 664,063
 outstanding in 1996 and
 -0- outstanding in 1995
 General Partner                          3,016         2,981
 Treasury Units - 863,131 Units in
 1996 and 784,095 Units in 1995          (6,698)       (6,085)
                                         -------       -------
 Partners' Capital - Net                 58,484        57,572
                                        -------       -------

 TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                               $124,818      $125,152
                                        =======       =======



                         HALLWOOD ENERGY PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                           (In thousands except Units)


                                       For the Three Months
                                          Ended March 31,
                                         1996           1995

 REVENUES:
 Oil revenue                          $  5,085       $  3,943
 Gas revenue                             7,808          5,560
 Pipeline, facilities and other            735            520
 Interest                                   73             86
                                        -------        -------
                                        13,701         10,109
                                        -------        -------

 EXPENSES:
 Production operating                    3,030          2,687
 Facilities operating                      275            223
 General and administrative              1,168          1,491
 Depreciation, depletion and
 amortization                            3,862          3,972
 Impairment of oil and gas
 properties                                             4,051
 Interest                                1,122            993
                                        -------        -------
                                         9,457         13,417
                                        -------        -------
 OTHER INCOME (EXPENSES):
 Equity in income (loss) of HCRC           376           (847)
 Minority interest in net income
 of subsidiaries                          (867)          (287)
 Litigation settlement                                   (110)
                                        -------        -------
                                          (491)        (1,244)
                                        -------        -------

 NET INCOME (LOSS)                       3,753         (4,552)

 CLASS C UNIT DISTRIBUTIONS
 ($.25 PER UNIT)                           166
                                        -------         -------

 NET INCOME (LOSS) FOR GENERAL
 PARTNER, CLASS A AND CLASS B
 LIMITED PARTNERS                     $  3,587       $ (4,552)
                                        =======        =======

 ALLOCATION OF NET INCOME (LOSS):
 General partner                      $    687       $    201
                                        =======        =======
 Class A and Class B Limited
 partners                             $  2,900       $ (4,753)
                                        =======        =======
 Per Class A Unit and Class B Unit    $    .31       $   (.55)
                                        =======        =======
 Weighted average Class A Units
 and Class B Units outstanding           9,271          8,644
                                        =======        =======

                         HALLWOOD ENERGY PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                    For the Three Months
                                                       Ended March 31,
                                                   1996           1995

      OPERATING ACTIVITIES:
      Net income (loss)                         $  3,753       $ (4,552)
      Adjustments to reconcile net income
      (loss) to net cash flow provided by
      operating activities:
      Depreciation, depletion, amortization
      and impairment                               3,862          8,023
      Depreciation charged to affiliates              56             51
      Amortization of deferred loan costs
      and other assets                                33             50
      Noncash interest expense                        54             82
      Equity in (earnings) loss of HCRC             (376)           847
      Minority interest in net income of
      subsidiaries                                   867            287
      Undistributed earnings of affiliates          (456)           (66)
      Recoupment of take-or-pay liability           (176)           (40)
                                                  -------        -------

      Cash provided by operations before
      working capital changes                      7,617          4,682

      Changes in operating assets and
      liabilities provided (used) cash net
      of noncash activity:
      Oil and gas sales receivable                  (790)         1,149
      Trade receivable                              (280)          (738)
      Due from affiliates                           (527)         1,647
      Prepaid expenses and other current
      assets                                         167             (3)
      Accounts payable and accrued
      liabilities                                    730           (767)
      Due to affiliates                                           1,003
                                                  -------        -------
      Net cash provided by operating               6,917          6,973
      activities                                  -------        -------

      INVESTING ACTIVITIES:
      Additions to property, plant and
      equipment                                     (313)          (573)
      Exploration and development costs
      incurred                                    (1,785)        (3,460)
      Proceeds from sales of property, plant
      and equipment                                1,293            181
      Other investing activities                     (67)
                                                  -------       -------
      Net cash used in investing activities         (872)        (3,852)
                                                  -------        -------

      FINANCING ACTIVITIES:
      Payments of long-term debt                     (87)        (3,022)
      Proceeds from long-term debt                               10,000
      Distributions paid                          (2,216)        (2,448)
      Distributions paid by consolidated
      subsidiaries to minority shareholders         (332)          (315)
      Payments of contract settlement               (305)          (333)
      Syndication costs and capital
      contributions                                  (12)           (23)
      Other financing activities                      (9)           (59)
                                                  -------       -------
      Net cash provided by (used in)
      financing activities                        (2,961)         3,800
                                                  -------        -------

      NET INCREASE IN CASH AND CASH
      EQUIVALENTS                                  3,084          6,921
      CASH AND CASH EQUIVALENTS:

      BEGINNING OF PERIOD                          4,977          2,409
                                                  -------        -------

      END OF PERIOD                             $  8,061       $  9,330
                                                  =======       =======


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

The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in HEP's December 31, 1995 Annual Report on Form 10-K.

ACCOUNTING POLICIES

CONSOLIDATION

HEP fully consolidates majority owned entities and reflects a minority interest in the consolidated financial statements. HEP accounts for its interest in 50%
or less owned affiliated oil and gas partnerships and limited liability companies using the proportionate consolidation method of accounting. HEP's investment in approximately 44% of the common stock of its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), is accounted for under the equity method.

The accompanying financial statements include the activities of HEP, its subsidiaries Hallwood Petroleum, Inc. ("HPI") and Hallwood Oil and Gas, Inc. ("Hallwood Oil") and majority owned affiliates, the May Limited Partnerships 1983-1, 1983-2, 1983-3, 1984-1, 1984-2, 1984-3 ("Mays").

TREASURY STOCK

HEP owns approximately 44% and 40% of the outstanding common stock of HCRC, at March 31, 1996 and December 31, 1995, respectively; while HCRC owned approximately 19% and 9% of HEP's Units at March 31, 1996 and December 31, 1995, respectively; consequently, HEP had an interest in 863,131 and 784,095 of its own Units at March 31, 1996 and December 31, 1995, respectively. These Units are treated as treasury units in the accompanying financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period's amounts to conform to the classifications used in the current period.


NOTE 2 - DEBT

During the first quarter of 1995, HEP and its lenders amended and restated HEP's Amended and Restated Credit Agreement ("Credit Agreement") to extend the term date of its line of credit to May 31, 1997. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP has a borrowing base of $45,000,000. HEP has amounts outstanding at March 31, 1996 of $24,700,000 under the Credit Agreement and $12,857,000 under the Note Purchase Agreement. Effective April 1, 1996, HEP paid off its proportionate share of the bank debt of Hallwood Spraberry Drilling Company, L.L.C. ("HSD"). The ownership of HSD's properties was transferred directly to HEP, HCRC and HEC. HEP mortgaged its share of the HSD properties to its lenders and borrowed an additional $5,000,000 under its Credit Agreement to fund the repayment of the debt. HEP's borrowing base is further reduced by an outstanding contract settlement obligation of $2,389,000; therefore, its unused borrowing base totaled $54,000 at May 10, 1996.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP funded the payment due in April 1996 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of March 31, 1996.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75% (7.06% at March 31, 1996). Interest is payable monthly, and quarterly principal payments of $2,124,000, as adjusted for the additional borrowings during April 1996, commence May 31, 1997.

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

HEP entered into contracts to hedge its interest rate payments on $10,000,000 of its debt for 1996 and 1997 and $5,000,000 for 1998. HEP does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HEP's interest payments under its debt agreement which has a floating interest rate. In general, it is HEP's goal to hedge 50% of the principal amount of its debt for each year of the remaining term of the debt. HEP has entered into two hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the other is an interest rate swap with a fixed rate of 7.49%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.


NOTE 3 - STATEMENT OF CASH FLOWS

Cash paid for interest during the three months ended March 31, 1996 and 1995 was $842,000 and $825,000, respectively.

NOTE 4 - SUBSEQUENT EVENT

Effective April 1, 1996, HEP paid off its proportionate share of the bank debt of HSD. The ownership of HSD's properties was transferred directly to HEP, HCRC and HEC. HEP mortgaged its share of the HSD properties to its lenders and borrowed an additional $5,000,000 under its Credit Agreement to fund the repayment of the debt.




ITEM 2 - MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL   CONDITION  AND
         RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

HEP generated $6,917,000 of cash flow from operating activities during the first three months of 1996.

The other primary cash inflow was:

  .   $1,293,000 in proceeds from the sale of property

Cash was used primarily for:

  .   Additions to property and development costs incurred of $2,098,000

  .   Distributions to Unitholders of $2,216,000

  .   Payments of contract settlement of $305,000

When combined with miscellaneous other cash activity during the period, the result was an increase of $3,084,000 in HEP's cash from $4,977,000 at December 31, 1995 to $8,061,000 at March 31, 1996.

DEVELOPMENT PROJECTS AND ACQUISITIONS

Through March 31, 1996, HEP has incurred approximately $2,098,000 directly and $189,000 indirectly through its investment in Hallwood Spraberry Drilling
Company, L.L.C. ("HSD") for exploration, development and acquisition costs toward the 1996 capital budget of $11,500,000. The direct expenditures were comprised of approximately $1,785,000 for domestic exploration and development expenditures and approximately $313,000 for property acquisitions and land. The indirect expenditures were comprised of drilling costs. A description of significant exploration and development projects to date in 1996 follows.

HEP has incurred approximately $189,000 in the first quarter, net to HEP's interest, for four recompletions and one drilled well in the Rocker "b" Ranch in Reagan County, Texas. This activity has increased HEP's share of production by 90 equivalent barrels of oil per day. Effective April 1, 1996, HEP repaid its share of HSD's third party loan through additional borrowings on its bank credit agreement and assumed direct ownership of its share of HSD's properties. There are still 10 undrilled locations which were recorded as proved reserves at December 31, 1995 which HEP plans to drill at some date in the future. During the first quarter, HEP also acquired interests in five additional producing leases on the Rocker "b" Ranch for a total of $93,000. HEP plans to recomplete at least seven wells from this acquisition by year end. The results of the first two recompletions, which are in progress, appear favorable.

HEP has had continued success in the West Texas Kermit area in 1996, drilling or participating in the drilling of six successful wells in the first quarter for approximately $400,000. These new wells are capable of producing approximately 800 gross equivalent barrels of oil per day but are currently limited to approximately 350 gross equivalent barrels of oil per day due to limitations on production imposed by state laws and regulations. HEP's interest in these wells averages 35%. HEP is committed to drilling at least seven more wells in the second quarter and has plans for several more recompletions in the second half of 1996.


HEP also continues to participate in a nonoperated development program in the Southeastern New Mexico area which began in late 1994, with two more successful wells being drilled for a net cost of approximately $69,000. HEP has a 5% interest in these wells which are currently producing at a gross rate of 750 equivalent barrels of oil per day. HEP is committed to further participation in this program and currently plans to drill at least one well in the second quarter. HEP has also performed three successful recompletions on wells it operates in the Catclaw Draw area for a cost of approximately $90,000.

Under a farmout agreement completed in 1995, HEP is participating in several multiple lateral, horizontal wells in the Giddings Austin Chalk play in Lee County, Texas. Two successful wells have been drilled thus far, and a third well is currently being drilled. HEP's interests in the area range from 3% to 4%, with gross average initial production rates of 750 barrels of oil per day on the first two wells. HEP's cost for both wells was approximately $20,000.

HEP has also participated in the drilling of two nonoperated wells in Williams County, North Dakota in the latter part of 1995 and the first quarter of 1996, one of which was dry and the other only marginally successful, for a total cost of approximately $200,000. HEP also drilled an exploratory dry hole in Richland County, Montana at a cost of $120,000. HEP is evaluating an Interlake Formation development well drilled in April.

In the San Juan Basin of New Mexico, HEP successfully recompleted a well in the first quarter of 1996 for approximately $90,000. Current production on this well is approximately 1,200 mcf of gas per day which equals the initial production rates experienced when the well was drilled in 1990. Rates prior to this workover were approximately 400 mcf of gas per day. HEP owns approximately 55% of this well.

HEP acquired three dimensional (3-D) seismic data in several different areas in the latter part of 1995 and early 1996. Expenditures thus far in 1996 total approximately $300,000 and HEP plans to expend at least another $200,000 in the second quarter of 1996. Drilling of resulting prospects will commence in the second quarter of 1996.

HEP  is  also  actively  evaluating  acquisitions  in  strategic  areas.    Such
acquisitions would be financed using the capital budget, supplemented by external financing when appropriate.

PROPERTY SALES

During the first quarter of 1996, HEP received approximately $1,300,000 for the sale of its interests in the Hoople Field in Crosby County, Texas. HEP also received another $88,000 in early April for the sale of various nonstrategic properties at auction. HEP continues to evaluate unsolicited offers on various properties it owns.

DISTRIBUTIONS

HEP declared a $.13 per Class A Unit and a $.25 per Class C Unit distribution payable on May 15, 1996 to Unitholders of record on March 31, 1996.

Distributions on the Class B Units are suspended if the Class A Units receive a distribution of less than $.20 per Class A Unit per calendar quarter. In any quarter for which distributions of $.20 or more per unit are made on the Class A Units, the Class B Units are entitled to be paid, in whole or in part, suspended distributions.

FINANCING

During the first quarter of 1995, HEP and its lenders amended and restated HEP's Amended and Restated Credit Agreement ("Credit Agreement") to extend the maturity date of its line of credit to May 31, 1997. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP has a borrowing base of $45,000,000. HEP has amounts outstanding at March 31, 1996 of $24,700,000 under the Credit Agreement and $12,857,000 under the Note Purchase Agreement. Effective April 1, 1996, HEP paid off its proportional share of the bank debt of Hallwood Spraberry Drilling Company, L.L.C. ("HSD"). The ownership of HSD's properties was transferred directly to HEP, HCRC and HEC. HEP mortgaged its share of the HSD properties to its lenders and borrowed an additional $5,000,000 under its Credit Agreement to fund the repayment of the debt. HEP's borrowing base is further reduced by an outstanding contract settlement obligation of $2,389,000; therefore, its unused borrowing base totaled $54,000 at May 10, 1996.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP funded the payment due in April 1996 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of March 31, 1996.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75% (7.06% at March 31, 1996). Interest is payable monthly, and quarterly principal payments of $2,124,000, as adjusted for the additional borrowings during April 1996, commence May 31, 1997.

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

HEP entered into contracts to hedge its interest rate payments on $10,000,000 of its debt for 1996 and 1997 and $5,000,000 for 1998. HEP does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HEP's interest payments under its debt agreement which has a floating interest rate. In general, it is HEP's goal to hedge 50% of the principal amount of its debt for each year of the remaining term of the debt. HEP has entered into two hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the other is an interest rate swap with a fixed rate of 7.49%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

INFLATION AND CHANGING PRICES

PRICES

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEP, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly throughout 1995 and 1996. The following table presents the average prices received each quarter by HEP and the effects of the hedging transactions discussed below.

                                  Oil                 Oil
                            (excluding the      (including the
                              effects of          effects of
                                hedging             hedging
                             transactions)       transactions)
                                 (bbl)               (bbl)

 First quarter - 1995             $16.79              $17.22
 Second quarter - 1995             18.00               18.14
 Third quarter - 1995              16.15               16.63
 Fourth quarter - 1995             17.13               17.57
 First quarter - 1996              18.05               17.97

                                  Gas                 Gas
                            (excluding the      (including the
                              effects of          effects of
                                hedging             hedging
                             transactions)       transactions)
                                 (mcf)               (mcf)

 First quarter - 1995              $1.51               $1.81
 Second quarter - 1995              1.39                1.64
 Third quarter - 1995               1.54                1.84
 Fourth quarter - 1995              1.87                1.99
 First quarter - 1996               2.41                2.30

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

The following table provides a summary of HEP's outstanding financial contracts:

                                        Oil
                                         Percent of         Contract
                   Period                Production        Floor Price
                                           Hedged           (per bbl)

        Last nine months of 1996             21%             $15.08
        1997                                 18%             $14.87
        1998                                 15%             $14.83
        1999                                  3%             $15.38

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

                                        Gas
                                         Percent of         Contract
                   Period                Production        Floor Price
                                           Hedged           (per bbl)

        Last nine months of 1996             47%              $2.01
        1997                                 39%              $2.06
        1998                                 41%              $2.10
        1999                                 17%              $2.01
        2000                                 20%              $2.01

Between 0% and 50% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.65 to $2.93.

During the second quarter through April 20, 1996, the oil price (for barrels not
hedged) averaged  between $20.00 and  $23.00 per barrel.   The weighted  average
price of natural gas (for mcf not hedged) was between $1.15 and $3.00 per mcf.

INFLATION

Inflation did not have a material impact on HEP in 1995 and is not anticipated to have a material impact in 1996.

RESULTS OF OPERATIONS

The following tables are presented to contrast HEP's revenue, expense and earnings for discussion purposes. Significant fluctuations are discussed in the accompanying narrative. The "direct owned" column represents HEP's direct royalty and working interests in oil and gas properties. The "Mays" column represents the results of operations of six May Limited Partnerships which are consolidated with HEP. In 1996, HEP owned interests which ranged from 54.5% to 68.3% of the Mays, and in 1995, HEP's ownership in the Mays ranged from 54.1% to 67.8%.

                 TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                           (In thousands except price)
                 FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995


                                        For the Quarter Ended March 31, 1996
                                        Direct
                                        Owned           Mays          Total


 Oil production (bbl)                      251             32            283
 Gas production (mcf)                    2,884            510          3,394

 Average oil price                     $17.82         $19.16         $17.97
 Average gas price                     $ 2.08         $ 3.54         $ 2.30

 Oil revenue                           $ 4,472        $   613        $ 5,085
 Gas revenue                             6,002          1,806          7,808
 Pipeline, facilities and other
 revenue                                   735                           735
 Interest income                            59             14             73
                                         ------         ------         ------

 Total revenue                          11,268          2,433         13,701
                                         ------         ------         ------

 Production operating expense            2,848            182          3,030
 Facilities operating expense              275                           275
 General and administrative
 expense                                 1,055            113          1,168
 Depreciation, depletion, and
 amortization                            3,330            532          3,862
 Impairment of oil and gas
 properties
 Interest expense                        1,122                         1,122
 Litigation settlement expense
 Equity in (earnings) loss of HCRC        (376)                         (376)
 Minority interest                                        867            867
                                        -------        -------         ------


 Total expense                           8,254          1,694          9,948
                                         ------         ------         ------

 Net income (loss)                     $ 3,014        $   739        $ 3,753
                                         ======         ======         ======

                                     For the Quarter Ended March 31, 1995
                                      Direct
                                      Owned          Mays           Total

   Oil production (bbl)                  209             20            229
   Gas production (mcf)                2,726            346          3,072

   Average oil price                 $17.14         $18.05         $17.22
   Average gas price                 $ 1.82         $ 1.74         $ 1.81

   Oil revenue                       $ 3,582        $   361        $ 3,943
   Gas revenue                         4,958            602          5,560
   Pipeline, facilities and
   other revenue                         520                           520
   Interest income                        70             16             86
                                     ------         ------         ------

   Total revenue                       9,130            979         10,109
                                     ------         ------         ------

   Production operating expense        2,552            135          2,687
   Facilities operating expense          223                           223
   General and administrative
   expense                             1,380            111          1,491
   Depreciation, depletion, and
   amortization                        3,862            110          3,972
   Impairment of oil and gas
   properties                          4,051                         4,051
   Interest expense                      993                           993
   Litigation settlement
   expense                               110                           110
   Equity in (earnings) loss of
   HCRC                                  847                           847
   Minority interest                                    287            287
                                    -------         ------        -------

   Total expense                      14,018            643         14,661
                                     ------         ------         ------

   Net income (loss)                 $(4,888)       $   336        $(4,552)
                                     ======         ======         ======

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

OIL REVENUE

Oil revenue increased by $1,142,000 during the first quarter of 1996 as compared with the first quarter of 1995. The increase is the result of an increase in the average oil price from $17.22 per barrel in 1995 to $17.97 per barrel in 1996 combined with an increase in oil production from 229,000 barrels in 1995 to 283,000 barrels in 1996. The increase in oil production is due to increased production from exploratory and developmental drilling projects in Montana, Wyoming and West Texas partially offset by normal production declines.

The effect of HEP's hedging transactions, as described under "Inflation and Changing Prices," was to decrease HEP's average oil price from $18.05 per barrel to $17.97 per barrel, representing a reduction in revenue from hedging transactions of $23,000.

GAS REVENUE

Gas revenue increased by $2,248,000 during the first quarter of 1996 as compared with the first quarter of 1995. The increase is the result of an increase in production from 3,072,000 mcf in 1995 to 3,394,000 mcf in 1996, combined with a 27% increase in price from $1.81 per mcf in 1995 to $2.30 per mcf in 1996. The increase in production is due to increased production from exploratory and developmental drilling projects in Montana, Wyoming and West Texas which is partially offset by normal production declines.

The effect of HEP's hedging transactions was to decrease HEP's average gas price from $2.41 per mcf to $2.30 per mcf, representing a $373,000 reduction in revenue from hedging transactions.

PIPELINE, FACILITIES AND OTHER

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal, and incentive payments related to certain wells in San Juan County. Pipeline, facilities and other income increased by $215,000 during the first quarter of 1996 as compared with the first quarter of 1995, primarily as a result of a pay-out adjustment on one of HEP's properties during 1995.


INTEREST INCOME

The decrease in interest income of $13,000 during the first quarter of 1996 as compared with the first quarter of 1995 resulted from a lower average cash balance during the first quarter of 1996 as compared with the same period during 1995.

PRODUCTION OPERATING EXPENSE

Production operating expense increased $343,000 during the first quarter of 1996 as compared with the first quarter of 1995, primarily as a result of an increase in production taxes and operating costs associated with the 15% increase in production as described above.

FACILITIES OPERATING EXPENSE

Facilities operating expense represents the costs of operating and maintaining two gathering systems located in New Mexico. Costs increased by $52,000 during 1996 as compared with 1995 due to the connection of additional wells to the gathering systems.




GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports, as well as allocated internal overhead incurred by the operating company on behalf of HEP. These expenses decreased $323,000 during the first quarter of 1996 as compared with the first quarter of 1995. The decrease is primarily the result of a reduction in internal allocated overhead.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

Depreciation, depletion and amortization expense decreased $110,000 during the first quarter of 1996 as compared with the first quarter of 1995. The decrease is primarily the result of lower capitalized costs in 1996 as compared with 1995, due to the property impairments recorded during 1995.

IMPAIRMENT OF OIL AND GAS PROPERTIES

Impairment of oil and gas properties represents the write-off of HEP's Indonesian operations.

INTEREST EXPENSE

Interest expense increased $129,000 during the first quarter of 1996 as compared with the first quarter of 1995, primarily as the result of a higher outstanding debt balance during 1996.

EQUITY IN INCOME (LOSS) OF HCRC

Equity in income (loss) of HCRC increased $1,223,000 during the first quarter of 1996 as compared with the first quarter of 1995. The increase is primarily due to HCRC's impairment expense resulting from the write-off of its Indonesian operations during 1995.

MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES

Minority interest in net income of subsidiaries represents unaffiliated partners' interest in the net income of the May Partnerships. The increase of $580,000 is due to an increase in the net income of the May Partnerships resulting from increased production on their properties, as well as higher oil and gas prices during 1996.

LITIGATION SETTLEMENT EXPENSE

Litigation settlement expense during 1995 consists primarily of expenses incurred to settle various individually immaterial claims against HEP.

PART II  - OTHER INFORMATION


ITEM 1   - LEGAL PROCEEDINGS

              Reference is made to Item 8 - Notes 13 and 14 of Form 10-K for the year ended December 31, 1995.


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


                            HALLWOOD ENERGY PARTNERS, L. P.
                            BY:   HALLWOOD ENERGY CORPORATION
                                  GENERAL PARTNER




 Date: May 10, 1996         By:   /s/Robert S. Pfeiffer
                                  Robert S. Pfeiffer,
                                  Vice President
                                  (Chief Financial Officer)