Form 10-Q
period 1996-06-30
HALLWOOD ENERGY PARTNERS LP
filed 1996-08-13
CIK 768172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


MARK ONE
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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
Yes x  No

The registrant is a limited partnership and issues Units (representing ownership of limited partner interests).

Number of Units outstanding as of August 9, 1996
                       Class A               9,977,254
                       Class B                 143,773
                       Class C                 664,063


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                         HALLWOOD ENERGY PARTNERS, L. P.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                           (In thousands except Units)

                                                    June 30,    December 31,
                                                      1996          1995

 CURRENT ASSETS
 Cash and cash equivalents                         $ 12,497       $  4,977
 Accounts receivable:
 Oil and gas sales                                    7,533          6,767
 Trade                                                2,330          2,860
 Due from affiliates                                                 1,833
 Prepaid expenses and other current assets            1,062          1,091
 Net working capital of affiliates                       47
                                                    -------        -------
 Total                                               23,469         17,528
                                                    -------        -------

 PROPERTY, PLANT AND EQUIPMENT, at cost
 Oil and gas properties (full cost method):
 Proved mineral interests                           599,536        601,323
 Unproved mineral interests - domestic                1,061            684
 Furniture, fixtures and other                        3,223          3,090
                                                    -------        -------
 Total                                              603,820        605,097

 Less accumulated depreciation, depletion,
 amortization and property impairment              (517,624)      (510,171)
                                                    -------        -------
 Total                                               86,196         94,926
                                                    -------        -------

 OTHER ASSETS
 Investment in common stock of HCRC                  12,659         11,491
 Deferred expenses and other assets                     329            232
                                                    -------        -------
 Total                                               12,988         11,723
                                                    -------        -------


 TOTAL ASSETS                                      $122,653       $124,177
                                                    =======        =======

                         HALLWOOD ENERGY PARTNERS, L. P.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                           (In thousands except Units)



                                                    June 30,     December 31,
                                                      1996          1995

 CURRENT LIABILITIES
 Accounts payable and accrued liabilities         $  14,219       $ 16,369
 Net working capital deficit of affiliates                           5,061
 Due to affiliates                                    1,421
 Current portion of contract settlement                                374
 Current portion of long-term debt                    2,187             87
                                                    -------        -------
 Total                                               17,827         21,891
                                                    -------        -------

 NONCURRENT LIABILITIES
 Long-term debt                                      37,084         37,557
 Contract settlement                                  2,401          2,397
 Deferred liability                                   1,679          1,718
                                                    -------        -------
 Total                                               41,164         41,672
                                                    -------        -------

 Total Liabilities                                   58,991         63,563
                                                    -------        -------

 MINORITY INTEREST IN SUBSIDIARIES                    3,178          3,042
                                                    -------        -------

 PARTNERS' CAPITAL
 Class A Units - 9,977,254 Units issued,
 9,077,496 outstanding in 1996 and 9,193,159
 outstanding in 1995                                 63,205         59,614
 Class B Subordinated Units - 143,773 Units
 outstanding in 1996 and 1995                         1,147          1,062
 Class C Units - 664,063 outstanding in 1996
 and -0- outstanding in 1995
 General Partner                                      3,114          2,981
 Treasury Units - 899,758 Units in 1996 and
 784,095 Units in 1995                               (6,982)        (6,085)
                                                    -------        -------
 Partners' Capital - Net                             60,484         57,572
                                                    -------        -------

 TOTAL LIABILITIES AND PARTNERS' CAPITAL           $122,653       $124,177
                                                    =======        =======



                         HALLWOOD ENERGY PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                           (In thousands except Units)


                                                     For the Three Months
                                                        Ended June 30,
                                                      1996           1995

 REVENUES:
 Oil revenue                                       $  5,037       $  4,246
 Gas revenue                                          6,921          5,151
 Pipeline, facilities and other                         697            978
 Interest                                               133             90
                                                    -------        -------
                                                     12,788         10,465
                                                    -------        -------


 EXPENSES:
 Production operating                                 2,662          2,402
 Facilities operating                                   157            155
 General and administrative                             750          1,156
 Depreciation, depletion and amortization             3,466          4,052
 Impairment of oil and gas properties                                7,000
 Interest                                               997          1,054
                                                    -------        -------
                                                      8,032         15,819
                                                    -------        -------

 OTHER INCOME (EXPENSES):
 Equity in income (loss) of HCRC                        351         (1,506)
 Minority interest in net income of
 subsidiaries                                          (604)          (351)
 Litigation settlement                                 (228)
                                                    -------        -------
                                                       (481)        (1,857)
                                                    -------        -------

 NET INCOME (LOSS)                                    4,275         (7,211)
                                                    -------        -------

 CLASS C UNIT DISTRIBUTIONS ($.25 PER UNIT)             166
                                                    -------        -------

 NET INCOME (LOSS) FOR GENERAL PARTNER,
 CLASS A AND CLASS B LIMITED PARTNERS              $  4,109       $ (7,211)
                                                    =======        =======

 ALLOCATION OF NET INCOME (LOSS):
 General partner                                   $    646       $    188
                                                    =======        =======
 Class A and Class B Limited partners              $  3,463       $ (7,399)
                                                    =======        =======
 Per Class A Unit and Class B Unit                 $    .37       $   (.86)
                                                    =======        =======
 Weighted average Class A Units and
 Class B Units outstanding                            9,246          8,644
                                                    =======        =======

                         HALLWOOD ENERGY PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                           (In thousands except Units)


                                                       For the Six Months
                                                         Ended June 30,
                                                      1996           1995

 REVENUES:
 Oil revenue                                       $ 10,122      $   8,189
 Gas revenue                                         14,729         10,711
 Pipeline, facilities and other                       1,432          1,418
 Interest                                               206            176
                                                    -------        -------
                                                     26,489         20,494
                                                    -------        -------


 EXPENSES:
 Production operating                                 5,692          5,089
 Facilities operating                                   432            378
 General and administrative                           1,918          2,647
 Depreciation, depletion and amortization             7,328          8,024
 Impairment of oil and gas properties                               11,051
 Interest                                             2,119          2,047
                                                    -------        -------
                                                     17,489         29,236
                                                    -------        -------

 OTHER INCOME (EXPENSES):
 Equity in income (loss) of HCRC                        727         (2,353)
 Minority interest in net income of
 subsidiaries                                        (1,471)          (638)
 Litigation settlement                                 (228)           (30)
                                                    -------        -------
                                                       (972)        (3,021)
                                                    -------        -------

 NET INCOME (LOSS)                                    8,028        (11,763)

 CLASS C UNIT DISTRIBUTIONS ($.50 PER UNIT)             332
                                                    -------        -------

 NET INCOME (LOSS) FOR GENERAL PARTNER,
 CLASS A AND CLASS B LIMITED PARTNERS              $  7,696       $(11,763)
                                                    =======        =======

 ALLOCATION OF NET INCOME (LOSS):
 General partner                                   $  1,333       $    389
                                                    =======        =======
 Class A and Class B Limited partners              $  6,363       $(12,152)
                                                    =======        =======
 Per Class A Unit and Class B Unit                 $    .69       $  (1.41)
                                                    =======        =======
 Weighted average Class A Units and
 Class B Units outstanding                            9,258          8,644
                                                    =======        =======




                         HALLWOOD ENERGY PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                        For the Six Months
                                                          Ended June 30,
                                                       1996           1995

  OPERATING ACTIVITIES:
  Net income (loss)                                 $  8,028       $(11,763)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation, depletion, amortization and
  impairment                                           7,328         19,075
  Depreciation charged to affiliates                     125            111
  Amortization of deferred loan costs and other
  assets                                                  78            101
  Noncash interest expense                                55            158
  Equity in (earnings) loss of HCRC                     (727)         2,353
  Minority interest in net income of
  subsidiaries                                         1,471            638

  Undistributed earnings of affiliates                  (451)          (244)
  Recoupment of take-or-pay liability                   (216)           (96)
                                                     -------        -------

  Cash provided by operations before
  working capital changes                              15,691        10,333

  Changes in operating assets and liabilities
  provided (used) cash net of noncash activity:
  Oil and gas sales receivable                          (766)           291
  Trade receivables                                      530           (122)
  Due from affiliates                                  1,405            453
  Prepaid expenses and other current assets               29            207
  Accounts payable and accrued liabilities            (2,150)        (1,533)
  Due to affiliates                                    1,849
                                                     -------        -------
  Net cash provided by operating activities           16,588          9,629
                                                     -------        -------

  INVESTING ACTIVITIES:
  Additions to property, plant and equipment            (616)        (1,392)
  Exploration and development costs incurred          (4,142)        (5,064)
  Proceeds from sales of property, plant and
  equipment                                            5,263            258
  Refinance of Spraberry investment                   (4,715)
  Investment in affiliates                              (508)
                                                     -------        -------
  Net cash used in investing activities               (4,718)        (6,198)
                                                     -------        -------

  FINANCING ACTIVITIES:
  Payments of long-term debt                          (4,373)        (7,331)
  Proceeds from long-term debt                         6,000         12,000
  Distributions paid                                  (4,207)        (4,876)
  Distributions paid by consolidated
  subsidiaries to minority shareholders               (1,335)          (706)
  Payments of contract settlement                       (305)          (704)
  Syndication costs and capital contributions            (12)           (36)
  Other financing activities                            (118)           (12)
                                                     -------        -------
  Net cash used in financing activities               (4,350)        (1,665)
                                                     -------        -------

  NET INCREASE IN CASH AND CASH EQUIVALENTS            7,520          1,766

  CASH AND CASH EQUIVALENTS:


  BEGINNING OF PERIOD                                  4,977          2,409
                                                     -------        -------

  END OF PERIOD                                     $ 12,497       $  4,175
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

ACCOUNTING POLICIES

CONSOLIDATION

HEP fully consolidates majority owned entities and reflects a minority interest in the consolidated financial statements. HEP accounts for its interest in 50%
or less owned affiliated oil and gas partnerships and limited liability companies using the proportionate consolidation method of accounting. HEP's investment in the common stock of its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), is accounted for under the equity method.

The accompanying financial statements include the activities of HEP, its subsidiaries Hallwood Petroleum, Inc. ("HPI") and Hallwood Oil and Gas, Inc. ("Hallwood Oil"), and majority owned affiliates, the May Limited Partnerships 1983-1, 1983-2, 1983-3, 1984-1, 1984-2, 1984-3 ("Mays").

TREASURY STOCK

HEP owns approximately 46% and 40% of the outstanding common stock of HCRC, at June 30, 1996 and December 31, 1995, respectively; while HCRC owned approximately 19% and 9% of HEP's Units at June 30, 1996 and December 31, 1995, respectively; consequently, HEP had an interest in 899,758 and 784,095 of its own Units at June 30, 1996 and December 31, 1995, respectively. These Units are treated as treasury units in the accompanying financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period.


NOTE 2 - DEBT

During the first quarter of 1995, HEP and its lenders amended and restated HEP's Amended and Restated Credit Agreement ("Credit Agreement") to extend the term date of its line of credit to May 31, 1997. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP has a borrowing base of $45,000,000. HEP has amounts outstanding at June 30, 1996 of $30,700,000 under the Credit Agreement and $8,571,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by an outstanding contract settlement
o b ligation of $2,401,000; therefore, its unused borrowing base totaled $3,328,000 at August 9, 1996.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1997 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of June 30, 1996.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75% (7.2% at June 30, 1996). Interest is payable monthly, and quarterly principal payments of $2,187,000, as adjusted for the anticipated borrowings to fund the Note Purchase Agreement payment due in April 1997, commence May 31, 1997.

The borrowing base for the Credit Facilities is redetermined semiannually in March and September of each year. The Credit Facilities are secured by a first l i en on approximately 80% in value of HEP's oil and gas properties. Additionally, aggregate distributions paid by HEP in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates.

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


NOTE 3 - STATEMENT OF CASH FLOWS

Cash paid for interest during the six months ended June 30, 1996 and 1995 was $1,913,000 and $1,684,000, respectively.


NOTE 4 - LEGAL PROCEEDINGS

In June 1996, HEP and the other parties to the lawsuits styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. settled the lawsuits. The plaintiffs in the lawsuits claimed they had valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Evangeline Shrine Club #1 well and Duhon #1 well, which represented approximately .4% to 2.3% of HEP s interest in these properties, and they were entitled to a portion of the production from the wells dating from February 1990. In the settlement, HEP and the plaintiffs agreed to cross-convey interests in certain leases to one another, and HEP agreed to pay the plaintiffs $728,000. HEP has not recognized revenue attributable to the contested leases since January 1993. These revenues plus accrued interest, totaling $506,000, had been placed in escrow pending the resolution of the lawsuits. The excess of the cash paid over the escrowed amounts, is reflected as litigation settlement expense in the accompanying financial statements. The cross-conveyance of the interests in the leases will result in a decrease in HEP s reserves of $374,000 in future net revenues, discounted at 10%.


NOTE 5 - SUBSEQUENT EVENT

On July 1, 1996, HEP and HCRC completed a transaction involving the sale by Fuel Resources Development Co., a wholly owned subsidiary of Public Service Company of Colorado, and other interest owners of their interests in 38 coal bed methane wells located in La Plata County, Colorado and Rio Arriba County, New Mexico. Thirty-four of the wells, estimated to have reserves of 53 BCF, were assigned to 44 Canyon LLC ( 44 Canyon ), a special purpose entity owned by a large east coast financial institution. The wells qualify for tax credits under Section 29 of the Internal Revenue Code. HPI will manage and operate the properties on behalf of 44 Canyon. The $27.8 million purchase price was funded by 44 Canyon through the sale of a volumetric production payment to an affiliate of Enron Capital & Trade Resources Corp., a subsidiary of Enron Corp., the sale of a subordinated production payment and certain other property interests for $3.45 million to an affiliate of HEP and HCRC, and additional cash contributed by the owners of 44 Canyon. The affiliate of HEP and HCRC which purchased the subordinated production payment and other property interests is owned equally by HEP and HCRC. The interests in the four wells in Rio Arriba County were acquired directly by HEP and HCRC. As a result of the transaction, HEP expects to add 9.8 BCF of gas to its reserve base, which represents approximately 52% of its estimated 1996 production.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

HEP generated $16,588,000 of cash flow from operating activities during the first six months of 1996.

The other primary cash inflow was:

  .  $5,263,000 in proceeds from the sale of property

  .  $6,000,000 in proceeds from long-term debt

Cash was used primarily for:

  .  Additions to property and development costs incurred of $4,758,000

  .  Refinance of Spraberry investment of $4,715,000

  .  Distributions to Unitholders of $4,207,000

  .  Payments of contract settlement of $305,000

When combined with miscellaneous other cash activity during the period, the result was an increase of $7,520,000 in HEP's cash from $4,977,000 at December 31, 1995 to $12,497,000 at June 30, 1996.


DEVELOPMENT PROJECTS AND ACQUISITIONS

Through June 30, 1996, HEP incurred approximately $4,758,000 for exploration, development and acquisition costs and approximately $441,000 for the purchase of shares of Hallwood Consolidated Resources Corporation ( HCRC ) toward the 1996 capital budget of $11,500,000. The expenditures were comprised of approximately $ 4 , 1 4 2,000 for domestic exploration and development expenditures and approximately $616,000 for property acquisitions. A description of significant exploration and development projects to date in 1996 follows.

HEP continues to devote capital resources to the West Texas Kermit area in 1996. HEP drilled or participated in the drilling of nine wells, eight of which were successful, and participated in one unsuccessful recompletion in the first six months of 1996, for a total cost of approximately $760,000. The new wells in this area are capable of producing approximately 750 gross equivalent barrels of oil per day but are currently limited to approximately 500 gross equivalent barrels of oil per day due to limitations on production imposed by state laws and regulations. HEP's interest in these wells averages 23%. HEP is committed to drilling at least three more wells in this area in the third quarter and has plans to drill or recomplete up to ten additional wells by year end.

During the second quarter of 1996, HEP purchased 12,965 shares of HCRC for $34 per share. The shares were originally purchased by HCRC in connection with an odd lot repurchase offer and then were resold to HEP at the price paid by HCRC for such shares.

HEP acquired three dimensional (3-D) seismic data covering 106 square miles on the Cowden Ranch in Crane County, Texas. The prospect will be operated by a major oil company, and HEP has a 12.5% working interest. HEP s share of costs to date is $425,000. Seismic interpretation is in process, and two exploratory wells are expected to be drilled in 1996.

HEP acquired 3-D seismic data and related acreage in the Merkel prospect area which covers 87 square miles in Jones, Taylor and Nolan Counties, Texas. Expenditures in the first six months of 1996 totaled $200,000. Thus far, HEP has participated in drilling five wells on developed prospects for a total cost of $135,000, including one well drilled in late 1995. Two of the wells are awaiting completion, two are on production with average initial rates of 60 barrels of oil per day, and one well was unsuccessful. HEP s interest in the wells is 10%. Fourteen more prospects have been identified on 13 square miles of data, and seismic interpretation has begun on the remaining 74 square miles of data.

HEP also participated in the drilling of two nonoperated wells in Williams County, North Dakota in the latter part of 1995 and the first quarter of 1996, one of which was dry and the other only marginally successful, for a total cost of approximately $200,000. HEP also drilled an exploratory dry hole in Richland County, Montana, at a cost of $120,000. HEP is currently completing an Interlake Formation development well, drilled in the second quarter at a cost of approximately $425,000

HEP incurred approximately $189,000 in the first quarter, net to HEP's interest, for four recompletions and one drilled well in the Rocker "b" Ranch in Reagan County, Texas. This activity has increased HEP's share of production by 90 equivalent barrels of oil per day. During the first quarter, HEP also acquired interests in five additional producing leases on the Rocker "b" Ranch for a total of $93,000. Effective April 1, 1996, HEP repaid its share of the debt of Hallwood Spraberry Drilling Company, L.L.C. ( HSD ) through additional borrowings under its bank credit agreement and assumed direct ownership of its share of HSD s properties. In the second quarter of 1996, HEP recompleted three wells, two of which were successful, and began drilling another well in July. HEP has plans to recomplete at least five more wells before year end and will consider other work, if the capital is available.

Under a farmout agreement completed in 1995, HEP participates in several multiple lateral, horizontal wells in the Giddings Austin Chalk play in Lee County, Texas. Two successful wells and one unsuccessful well have been drilled thus far. HEP's interests in the area range from 3% to 4%. Gross average initial production rates were 750 barrels of oil per day on the first two wells. HEP's cost for all three wells was approximately $25,000.

In the San Juan Basin area, HEP, through an affiliate, acquired interests in 34 coal bed methane wells located in La Plata County, Colorado for $1,300,000. HEP s interest in the wells is expected to add 9.8 BCF of gas to its reserve base, which represents approximately 52% of its estimated 1996 production. The acquisition was completed on July 1, 1996. In the same transaction, HEP also directly acquired interests in four non-producing wells in Rio Arriba County, New Mexico.

In the first quarter of 1996, HEP successfully recompleted a well in New Mexico for approximately $90,000. Production on this well averaged 1,600 mcf of gas per day which exceeds the initial production rates experienced when the well was drilled in 1990. Rates prior to this workover were approximately 400 mcf of gas per day. HEP owns approximately 55% of this well. HEP began drilling another Fruitland Coal development well in late July and anticipates completion of the well in August.

HEP  is  also  actively  evaluating  acquisitions  in  strategic  areas.    Such
acquisitions would be financed using the capital budget, supplemented by external financing when appropriate.

PROPERTY SALES

During the first quarter of 1996, HEP received approximately $1,300,000 for the sale of its interests in the Hoople Field in Crosby County, Texas. HEP also received another $88,000 in early April for the sale of various nonstrategic properties at auction. In June 1996, HEP completed the sale of its interests in the Bethany Longstreet area of Louisiana (approximately 575,000 equivalent barrels of oil, measured using December 31, 1995 pricing) for approximately $3,800,000.

DISTRIBUTIONS

HEP declared distributions of $.13 per Class A Unit and $.25 per Class C Unit, payable on August 15, 1996 to Unitholders of record on June 30, 1996.

Distributions on the Class B Units are suspended if the Class A Units receive a distribution of less than $.20 per Class A Unit per calendar quarter. In any quarter for which distributions of $.20 or more per unit are made on the Class A Units, the Class B Units are entitled to be paid, in whole or in part, suspended distributions.

FINANCING

During the first quarter of 1995, HEP and its lenders amended and restated HEP's Amended and Restated Credit Agreement ("Credit Agreement") to extend the maturity date of its line of credit to May 31, 1997. Under the Credit agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP has a borrowing base of $45,000,000. HEP has amounts outstanding at June 30, 1996 of $30,700,000 under the Credit Agreement and $8,571,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by an outstanding contract settlement
o b ligation of $2,401,000; therefore, its unused borrowing base totaled $3,328,000 at August 9, 1996.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1997 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of June 30, 1996.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75% (7.2% at June 30, 1996). Interest is payable monthly, and quarterly principal payments of $2,187,000, as adjusted for the anticipated borrowings to fund the Note Purchase Agreement payment due in April 1997, commence May 31, 1997.

The borrowing base for the Credit Facilities is redetermined semiannually in March and September of each year. The Credit Facilities are secured by a first l i en on approximately 80% in value of HEP's oil and gas properties. Additionally, aggregate distributions paid by HEP in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates.

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

                                 Oil                   Oil
                            (excluding the        (including the
                              effects of            effects of
                               hedging               hedging
                            transactions)          transactions)
                                (bbl)                 (bbl)

  First quarter - 1995         $16.79                $17.22
  Second quarter - 1995         18.00                 18.14
  Third quarter - 1995          16.15                 16.63
  Fourth quarter - 1995         17.13                 17.57
  First quarter - 1996          18.05                 17.97
  Second quarter - 1996         20.56                 20.15

                                 Gas                   Gas
                            (excluding the        (including the
                              effects of            effects of
                               hedging               hedging
                             transactions)         transactions)
                                (mcf)                 (mcf)

 First quarter - 1995           $1.51                 $1.81
 Second quarter - 1995           1.39                  1.64
 Third quarter - 1995            1.54                  1.84
 Fourth quarter - 1995           1.87                  1.99
 First quarter - 1996            2.41                  2.30
 Second quarter - 1996           2.15                  2.12

HEP has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The revenue associated with these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

The following table provides a summary of HEP's outstanding financial contracts:

                                        Oil
                                           Percent of
                                           Production         Contract
                    Period                   Hedged          Floor Price
                                                              (per bbl)

       Last six months of 1996                 36%             $16.90
       1997                                    18%             $15.37
       1998                                    15%             $15.33
       1999                                     3%             $15.88

Between 16% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HEP will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus between 25% and 75% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Between 48% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $17.00 to $19.35.

                                        Gas
                                           Percent of
                                           Production         Contract
                    Period                   Hedged          Floor Price
                                                              (per mcf)

       Last six months of 1996                 54%              $1.96
       1997                                    54%              $1.97
       1998                                    41%              $2.10
       1999                                    17%              $2.01
       2000                                    20%              $2.01

Between 0% and 50% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.65 to $2.93.

During the third quarter through July 26, 1996, the oil price (for barrels not hedged) averaged between $20.00 and $22.00 per barrel. The weighted average price of natural gas (for mcf not hedged) during that period was between $1.40 and $2.80 per mcf.

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

                 TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                           (In thousands except price)
                  FOR THE QUARTERS ENDED JUNE 30, 1996 AND 1995


                                         For the Quarter Ended June 30, 1996
                                         Direct
                                         Owned          Mays           Total

 Oil production (bbl)                       224             26            250
 Gas production (mcf)                     2,810            459          3,269

 Average oil price                       $20.05         $20.96         $20.15
 Average gas price                       $ 2.02         $ 2.69         $ 2.12

 Oil revenue                           $  4,492       $    545         $5,037
 Gas revenue                              5,687          1,234          6,921
 Pipeline, facilities and other             697                           697
 revenue
 Interest income                            115             18            133
                                        -------        -------        -------

 Total revenue                           10,991          1,797         12,788
                                        -------        -------        -------

 Production operating expense             2,496            166          2,662
 Facilities operating expense               157                           157
 General and administrative expense         631            119            750
 Depreciation, depletion, and
 amortization                             3,019            447          3,466
 Interest expense                           997                           997
 Litigation settlement expense              222              6            228
 Equity in (income) loss of HCRC           (351)                         (351)
 Minority interest                                         604            604
                                        -------        -------        -------

 Total expense                            7,171          1,342          8,513
                                        -------        -------        -------

 Net income (loss)                     $  3,820       $    455       $  4,275
                                        =======        =======        =======


                                         For the Quarter Ended June 30, 1995
                                         Direct
                                         Owned          Mays           Total

 Oil production (bbl)                       210             24            234
 Gas production (mcf)                     2,793            354          3,147

 Average oil price                       $18.15         $18.13         $18.14

 Average gas price                       $ 1.60         $ 1.93         $ 1.64

 Oil revenue                           $  3,811       $    435       $  4,246
 Gas revenue                              4,469            682          5,151
 Pipeline, facilities and other
 revenue                                    978                           978
 Interest income                             73             17             90
                                        -------        -------        -------

   Total revenue                          9,331          1,134         10,465
                                        -------        -------        -------

 Production operating expense             2,231            171          2,402
 Facilities operating expense               155                           155
 General and administrative expense       1,040            116          1,156
 Depreciation, depletion, and
 amortization                             3,611            441          4,052
 Impairment of oil and gas
 properties                               7,000                         7,000
 Interest expense                         1,054                         1,054
 Equity in (income) loss of HCRC          1,506                         1,506
 Minority interest                                         351            351
                                        -------        -------        -------
 Total expense                           16,597          1,079         17,676
                                        -------        -------        -------

 Net income (loss)                     $ (7,266)      $     55       $ (7,211)
                                        =======        =======        =======


                 TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                           (In thousands except price)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                       For the Six Months Ended June 30, 1996
                                         Direct
                                         Owned          Mays           Total

 Oil production (bbl)                       475             58            533
 Gas production (mcf)                     5,694            969          6,663

 Average oil price                       $18.87         $19.97         $18.99
 Average gas price                       $ 2.05         $ 3.14         $ 2.21

 Oil revenue                           $  8,964       $  1,158       $ 10,122
 Gas revenue                             11,689          3,040         14,729
 Pipeline, facilities and other
 revenue                                  1,432                         1,432
 Interest income                            174             32            206
                                        -------        -------        -------

   Total revenue                         22,259          4,230         26,489
                                        -------        -------        -------

 Production operating expense             5,344            348          5,692
 Facilities operating expense               432                           432
 General and administrative expense       1,686            232          1,918
 Depreciation, depletion, and
 amortization                             6,349            979          7,328
 Interest expense                         2,119                         2,119
 Litigation settlement expense              222              6            228
 Equity in (income) loss of HCRC           (727)                         (727)
 Minority interest                                       1,471          1,471
                                        -------        -------        -------

 Total expense                           15,425          3,036         18,461
                                        -------        -------        -------

Net income (loss)                      $  6,834       $  1,194       $  8,028
                                        =======        =======        =======


                                       For the Six Months Ended June 30, 1995
                                         Direct
                                         Owned          Mays           Total

 Oil production (bbl)                       419             44            463
 Gas production (mcf)                     5,519            700          6,219

 Average oil price                       $17.64         $18.09         $17.68
 Average gas price                       $ 1.71         $ 1.83         $ 1.72

 Oil revenue                           $  7,393       $    796       $  8,189
 Gas revenue                              9,427          1,284         10,711
 Pipeline, facilities and other
 revenue                                  1,418                         1,418
 Interest income                            143             33            176
                                        -------        -------        -------

   Total revenue                         18,381          2,113         20,494
                                        -------        -------        -------

 Production operating expense             4,783            306          5,089
 Facilities operating expense               378                           378
 General and administrative expense       2,420            227          2,647
 Depreciation, depletion, and
 amortization                             7,163            861          8,024
 Impairment of oil and gas
 properties                              11,051                        11,051
 Interest expense                         2,047                         2,047
 Litigation settlement expense               30                            30
 Equity in (income) loss of HCRC          2,353                         2,353
 Minority interest                                         638            638
                                        -------        -------        -------

 Total expense                           30,225          2,032         32,257
                                        -------        -------        -------

 Net income (loss)                     $(11,844)      $     81       $(11,763)
                                        =======        =======        =======

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

OIL REVENUE

Oil revenue increased by $791,000 during the second quarter of 1996 as compared with the second quarter of 1995. The increase is the result of an increase in the average oil price from $18.14 per barrel in 1995 to $20.15 per barrel in 1996 combined with an increase in oil production from 234,000 barrels in 1995 to 250,000 barrels in 1996. The increase in oil production is due to increased production from exploratory and developmental drilling projects in Montana, Wyoming and West Texas partially offset by normal production declines.

The effect of HEP's hedging transactions, as described under "Inflation and Changing Prices," was to decrease HEP's average oil price from $20.56 per barrel to $20.15 per barrel, representing a reduction in revenue from hedging transactions of $103,000.

GAS REVENUE

Gas revenue increased by $1,770,000 during the second quarter of 1996 as compared with the second quarter of 1995. The increase is the result of an increase in production from 3,147,000 mcf in 1995 to 3,269,000 mcf in 1996, combined with a 29% increase in price from $1.64 per mcf in 1995 to $2.12 per mcf in 1996. The increase in production is due to increased production from exploratory and developmental drilling projects in Montana,Wyoming and West Texas and increased state allowable production limits in Louisiana which is partially offset by normal production declines.

The effect of HEP's hedging transactions was to decrease HEP's average gas price from $2.15 per mcf to $2.12 per mcf, representing a $98,000 reduction in revenue from hedging transactions.

PIPELINE, FACILITIES AND OTHER

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal, and incentive payments related to certain wells in San Juan County. Pipeline, facilities and other income decreased by $281,000 during the second quarter of 1996 as compared with the second quarter of 1995, primarily as a result of the receipt of disputed revenues related to prior periods during the second quarter of 1995.

INTEREST INCOME

The increase in interest income of $43,000 during the second quarter of 1996 as compared with the second quarter of 1995 resulted from a higher average cash balance during the second quarter of 1996 as compared with the same period during 1995.

PRODUCTION OPERATING EXPENSE

Production operating expense increased $260,000 during the second quarter of 1996 as compared with the second quarter of 1995, primarily as a result of an increase in production taxes and operating costs associated with the increase in production as described above.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports, as well as allocated internal overhead incurred by the operating company on behalf of HEP. These expenses decreased $406,000 during the second quarter of 1996 as compared with the second quarter of 1995 primarily due to bank fees associated with the extension of HEP s line of credit during 1995.


DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

Depreciation, depletion and amortization expense decreased $586,000 during the second quarter of 1996 as compared with the second quarter of 1995. The decrease is primarily the result of lower capitalized costs in 1996 as compared with 1995, due to the property impairments recorded during 1995.

IMPAIRMENT OF OIL AND GAS PROPERTIES

HEP recorded a property impairment at June 30, 1995 of $7,000,000 because capitalized costs on that date exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves based upon prices received at June 30, 1995 of $16.50 per barrel of oil and $1.50 per mcf of gas.

INTEREST EXPENSE

Interest expense decreased $57,000 during the second quarter of 1996 as compared with the second quarter of 1995, primarily as the result of lower interest rates during 1996.

EQUITY IN INCOME (LOSS) OF HCRC

Equity in income (loss) of HCRC increased $1,857,000 during the second quarter of 1996 as compared with the second quarter of 1995. The increase is primarily due to HCRC's property impairment recorded during the second quarter of 1995.

MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES

Minority interest in net income of subsidiaries represents unaffiliated partners' interest in the net income of the May Partnerships. The increase of $253,000 is due to an increase in the net income of the May Partnerships resulting from increased production on their properties, as well as higher oil and gas prices during 1996.

LITIGATION SETTLEMENT EXPENSE

Litigation settlement expense during 1996 consists primarily of expenses incurred to settle the Lamson lawsuit described in Item 1. Note 4 of this Form 10-Q.

FIRST SIX MONTHS 1996 COMPARED TO THE FIRST SIX MONTHS 1995.

The comparisons for the first six months of 1996 and the first six months of 1995 are consistent with those discussed in the second quarter 1996 compared to the second quarter 1995 except for the following.

OIL REVENUE

Oil revenue increased $1,933,000 or 24%. The increase is comprised of an increase in average oil prices from $17.68 per barrel in 1995 to $18.99 per barrel in 1996 combined with an increase in production from 463,000 barrels in 1995 to 533,000 barrels in 1996. The production increase is due to increased production from developmental and exploratory drilling projects in Montana, Wyoming and West Texas partially offset by normal production declines.

The effect of HEP s hedging transactions was to decrease HEP s average oil price from $19.22 per barrel to $18.99 per barrel, representing a $123,000 decrease in revenues.

GAS REVENUE

Gas revenue increased $4,018,000 during the first six months of 1996 as compared with the first six months of 1995. The increase is comprised of an increase in price from $1.72 per mcf in 1995 to $2.21 per mcf in 1996 combined with an increase in production from 6,219,000 mcf in 1995 to 6,663,000 mcf in 1996.
The production increase is due to higher state allowable production limits in Louisiana as well as increased production from exploratory and developmental drilling projects in Montana, Wyoming and West Texas which is partially offset by normal production declines.

The effect of HEP s hedging transactions was to decrease HEP s average gas price from $2.28 per mcf to $2.21 per mcf, representing a $466,000 reduction in revenue from hedging transactions.

FACILITIES OPERATING EXPENSE

Facilities operating expense represents the costs of operating and maintaining two gathering systems located in New Mexico. Costs increased by $54,000 during 1996 as compared with 1995 due to the connection of additional wells to the gathering systems.

IMPAIRMENT OF OIL AND GAS PROPERTIES

Impairment of oil and gas properties during the first six months of 1995 includes the write-off of HEP s Indonesian operations as well as the previously discussed property impairment.

EQUITY IN INCOME (LOSS) OF HCRC

Equity in income (loss) of HCRC increased $3,080,000 during the first six months of 1996 as compared with the first six months of 1995. The increase is primarily due to HCRC's impairment expense resulting from the write-off of its Indonesian operations during the first quarter of 1995 and a property impairment recorded by HCRC during the second quarter of 1995.


PART II  - OTHER INFORMATION


ITEM 1  -  LEGAL PROCEEDINGS

           Reference is made to Item 8 - Notes 13 and 14 of Form 10-K for the year ended December 31, 1995, and Item 1 - Note 4 of this Form 10-Q.


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

                                  HALLWOOD ENERGY PARTNERS, L. P.

                                  BY:  HALLWOOD ENERGY CORPORATION
                                       GENERAL PARTNER



 Date: August 9, 1996             By: /s/Robert S. Pfeiffer
                                       Robert S. Pfeiffer, Vice President
                                       (Chief Financial Officer)