Form 10-Q
period 1996-09-30
HALLWOOD ENERGY PARTNERS LP
filed 1996-11-14
CIK 768172

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549


                                                     Form 10-Q


MARK ONE
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The registrant is a limited partnership and issues Units (representing ownership of limited partner interests).

Number of Units outstanding as of November 12, 1996

Class A                                       9,977,254
Class B                                         143,773
Class C                                         664,063


PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                          HALLWOOD ENERGY PARTNERS, L. P.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                            (In thousands except Units)



                                                                                 September 30,            December 31,
                                                                                   1996                     1995

CURRENT ASSETS
     Cash and cash equivalents                                                      $    7,499               $   4,977
     Accounts receivable:
         Oil and gas sales                                                               6,913                   6,767
         Trade                                                                           4,103                   2,860
     Due from affiliates                                                                                         1,833
     Prepaid expenses and other current assets                                           1,153                   1,091
     Net working capital of affiliates                                                     144
                                                                                    ----------
                  Total                                                                 19,812                  17,528
                                                                                      --------                 -------

PROPERTY,  PLANT  AND  EQUIPMENT,  at cost  Oil and gas  properties  (full  cost method):
         Proved mineral interests                                                      604,276                 601,323
         Unproved mineral interests                                                      1,280                     684
     Furniture, fixtures and other                                                       3,278                   3,090
                                                                                    ----------               ---------
                  Total                                                                608,834                 605,097

     Less accumulated depreciation, depletion,
         amortization and property impairment                                         (520,920)               (510,171)
                                                                                       -------                 -------
                  Total                                                                 87,914                  94,926
                                                                                      --------                --------

OTHER ASSETS
     Investment in common stock of HCRC                                                 13,159                  11,491
     Deferred expenses and other assets                                                    208                     232
                                                                                    ----------              ----------
                  Total                                                                 13,367                  11,723
                                                                                      --------                --------

TOTAL ASSETS                                                                          $121,093                $124,177
                                                                                       =======                 =======











                                         (Continued on the following page)




                                          HALLWOOD ENERGY PARTNERS, L. P.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                            (In thousands except Units)




                                                                                    September 30,           December 31,
                                                                                       1996                     1995

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                        $  15,603                $ 16,369
     Net working capital deficit of affiliates                                                                   5,061
     Due to affiliates                                                                     861
     Current portion of contract settlement                                                                        374
     Current portion of long-term debt                                                   3,873                      87
                                                                                     ---------             -----------
                  Total                                                                 20,337                  21,891
                                                                                      --------                --------

NONCURRENT LIABILITIES
     Long-term debt                                                                     31,398                  37,557
     Contract settlement                                                                 2,456                   2,397
     Deferred liability                                                                  1,530                   1,718
                                                                                     ---------               ---------
                  Total                                                                 35,384                  41,672
                                                                                      --------                --------
                      Total Liabilities                                                 55,721                  63,563
                                                                                      --------                --------

MINORITY INTEREST IN SUBSIDIARIES                                                        3,356                   3,042
                                                                                     ---------               ---------

PARTNERS' CAPITAL
     Class A Units - 9,977,254 Units issued,  9,077,496  outstanding in 1996 and
         9,193,159 outstanding
         in 1995                                                                        64,650                  59,614
     Class B Subordinated Units - 143,773 Units
         outstanding in 1996 and 1995                                                    1,154                   1,062
     Class C Units - 664,063 outstanding in 1996 and
         -0- outstanding in 1995
     General Partner                                                                     3,194                   2,981
     Treasury Units - 899,758 Units in 1996 and
         784,095 Units in 1995                                                          (6,982)                 (6,085)
                                                                                     ---------               ---------
                  Partners' Capital - Net                                               62,016                  57,572
                                                                                      --------               ---------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $121,093                $124,177
                                                                                       =======                 =======







                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.



                                          HALLWOOD ENERGY PARTNERS, L. P.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                        (In thousands except per Unit data)



                                                                                           For the Three Months Ended
                                                                                                  September 30,
                                                                                          1996                    1995

REVENUES:
     Oil revenue                                                                     $   4,478               $   4,607
     Gas revenue                                                                         6,593                   6,188
     Pipeline, facilities and other                                                        607                     388
     Interest                                                                              125                      71
                                                                                    ----------              ----------
                                                                                        11,803                  11,254
                                                                                      --------                 -------

EXPENSES:
     Production operating                                                                2,687                   3,119
     Facilities operating                                                                  119                     213
     General and administrative                                                          1,215                   1,089
     Depreciation, depletion and amortization                                            3,226                   4,057
     Interest                                                                              928                   1,056
                                                                                    ----------                --------
                                                                                         8,175                   9,534
                                                                                     ---------                 -------

OTHER INCOME (EXPENSES):
     Equity in income of HCRC                                                              500                   1,304
     Minority interest in net income of subsidiaries                                      (621)                   (349)
     Litigation settlement                                                                  (2)                   (363)
                                                                                  ------------               ---------
                                                                                          (123)                    592
                                                                                    ----------               ---------

NET INCOME                                                                               3,505                   2,312
                                                                                     ---------                --------

CLASS C UNIT DISTRIBUTIONS ($.25 PER UNIT)                                                 166
                                                                                    ----------

NET INCOME FOR GENERAL PARTNER,
     CLASS A AND CLASS B LIMITED PARTNERS                                           $    3,339               $   2,312
                                                                                     =========                ========

ALLOCATION OF NET INCOME:
     General partner                                                               $       590              $      361
                                                                                    ==========               =========
     Class A and Class B Limited partners                                           $    2,749               $   1,951
                                                                                     =========                ========
     Per Class A Unit and Class B Unit                                            $        .30             $       .20
                                                                                   ===========              ==========
     Weighted average Class A Units and
         Class B Units outstanding                                                       9,221                   9,793
                                                                                     =========                ========




                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.



                                          HALLWOOD ENERGY PARTNERS, L. P.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                        (In thousands except per Unit data)



                                                                                         For the Nine Months Ended
                                                                                               September 30,
                                                                                         1996                  1995

REVENUES:
     Oil revenue                                                                     $  14,600                $ 12,796
     Gas revenue                                                                        21,322                  16,899
     Pipeline, facilities and other                                                      2,039                   1,806
     Interest                                                                              331                     247
                                                                                    ----------              ----------
                                                                                        38,292                  31,748
                                                                                      --------                --------

EXPENSES:
     Production operating                                                                8,379                   8,208
     Facilities operating                                                                  551                     591
     General and administrative                                                          3,133                   3,736
     Depreciation, depletion and amortization                                           10,554                  12,081
     Impairment of oil and gas properties                                                                       11,051
     Interest                                                                            3,047                   3,103
                                                                                     ---------               ---------
                                                                                        25,664                  38,770
                                                                                      --------                --------

OTHER INCOME (EXPENSES):
     Equity in income (loss) of HCRC                                                     1,227                  (1,049)
     Minority interest in net income of subsidiaries                                    (2,092)                   (987)
     Litigation settlement                                                                (230)                   (393)
                                                                                    ----------              ----------
                                                                                        (1,095)                 (2,429)
                                                                                     ---------               ---------

NET INCOME (LOSS)                                                                       11,533                  (9,451)

CLASS C UNIT DISTRIBUTIONS ($.75 PER UNIT)                                                 498
                                                                                    ----------

NET INCOME (LOSS) FOR GENERAL PARTNER,
     CLASS A AND CLASS B LIMITED PARTNERS                                            $  11,035               $  (9,451)
                                                                                      ========                ========

ALLOCATION OF NET INCOME (LOSS):
     General partner                                                                $    1,923             $       840
                                                                                     =========              ==========
     Class A and Class B Limited partners                                           $    9,112                $(10,291)
                                                                                     =========                 =======
     Per Class A Unit and Class B Unit                                            $        .99             $    (1.05)
                                                                                   ===========              =========
     Weighted average Class A Units and
         Class B Units outstanding                                                       9,246                   9,800
                                                                                      ========               =========



                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.



                                          HALLWOOD ENERGY PARTNERS, L. P.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)


                                                                                             For the Nine Months Ended
                                                                                                  September 30,
                                                                                          1996                    1995

OPERATING ACTIVITIES:
Net income (loss)                                                                     $ 11,533                $ (9,451)
     Adjustments  to  reconcile  net  income  (loss)  to net  cash  provided  by operating activities:
              Depreciation, depletion, amortization and impairment                      10,554                  22,980
              Depreciation charged to affiliates                                           195                     200
              Amortization of deferred loan costs and other assets                         122                     152
              Noncash interest expense                                                     163                     227
              Equity in (earnings) loss of HCRC                                         (1,227)                  1,049
              Minority interest in net income of subsidiaries                            2,092                     987
              Undistributed earnings of affiliates                                        (553)                   (414)
              Recoupment of take-or-pay liability                                         (331)                   (422)
                                                                                     ---------                --------

                      Cash provided by operations before
                           working capital changes                                      22,548                  15,308

     Changes in operating  assets and  liabilities  provided  (used) cash net of noncash activity:
              Oil and gas sales receivable                                                (146)                    116
              Trade receivables                                                         (1,243)                 (1,029)
              Due from affiliates                                                        2,287                   1,591
              Prepaid expenses and other current assets                                   (339)                    (48)
              Accounts payable and accrued liabilities                                  (1,220)                 (3,302)
              Due to affiliates                                                            861
                                                                                     ---------
                  Net cash provided by operating activities                             22,748                  12,636
                                                                                       -------                --------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                         (2,667)                 (1,715)
     Exploration and development costs incurred                                         (6,838)                 (6,842)
     Proceeds from sales of property, plant and equipment                                5,287                     248
     Refinance of Spraberry investment                                                  (4,715)
     Investment in affiliates                                                             (517)                    (15)
                                                                                     ---------              ----------
                  Net cash used in investing activities                                 (9,450)                 (8,324)
                                                                                      --------                --------

FINANCING ACTIVITIES:
     Payments of long-term debt                                                         (8,373)                 (7,355)
     Proceeds from long-term debt                                                        6,000                  15,000
     Distributions paid                                                                 (6,180)                 (7,515)
     Distributions paid by consolidated subsidiaries to minority shareholders           (1,778)                   (932)
     Payments of contract settlement                                                      (305)                 (1,015)
     Syndication costs and capital contributions                                           (12)                    (53)
     Other financing activities                                                           (128)                    (25)
                                                                                     ---------              ----------
                  Net cash used in financing activities                                (10,776)                 (1,895)
                                                                                       -------                --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                2,522                   2,417

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                                      4,977                   2,409
                                                                                      --------               ---------

END OF PERIOD                                                                        $   7,499               $   4,826
                                                                                     =========                ========



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

Treasury Units

HEP owns approximately 46% and 40% of the outstanding common stock of HCRC, at September 30, 1996 and December 31, 1995, respectively, while HCRC owns approximately 19% of HEP's Units at September 30, 1996 and December 31, 1995.
Consequently, HEP has an interest in 899,758 and 784,095 of its own Units at September 30, 1996 and December 31, 1995, respectively. These Units are treated as treasury units in the accompanying financial statements.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period.

NOTE 2 - DEBT

During the first quarter of 1995, HEP and its lenders amended and restated HEP's Amended and Restated Credit Agreement ("Credit Agreement") to extend the term date of its line of credit to May 31, 1997. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP has a borrowing base of $48,000,000. HEP has amounts outstanding at September 30, 1996 of $26,700,000 under the Credit Agreement and $8,571,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by an outstanding contract settlement obligation of $2,456,000; therefore, its unused borrowing base totaled $10,273,000 at November 12, 1996.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1997 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of September 30, 1996.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75% (7.2% at September 30, 1996). Interest is payable monthly, and quarterly principal payments of $1,937,000, as adjusted for the anticipated borrowings to fund the Note Purchase Agreement payment due in April 1997, commence May 31, 1997.

The borrowing base for the Credit Facilities is redetermined semiannually. The Credit Facilities are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. Additionally, aggregate distributions paid by HEP in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates.

HEP entered into contracts to hedge its interest rate payments on $10,000,000 of its debt for 1996 and 1997 and $5,000,000 for 1998. HEP does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HEP's interest payments under its debt agreement which has a floating interest rate. In general, it is HEP's goal to hedge 50% of the principal amount of its debt for the next two years and 25% for each year of the remaining term of the debt. HEP has entered into two hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the other is an interest rate swap with a fixed rate of 7.49%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.


NOTE 3 - STATEMENT OF CASH FLOWS

Cash paid for interest during the nine months ended September 30, 1996 and 1995 was $2,761,000 and $2,495,000, respectively.


NOTE 4 - PROPERTY INTEREST ACQUISITION

On July 1, 1996, HEP and HCRC completed a transaction involving the acquisition from Fuel Resources Development Co., a wholly owned subsidiary of Public Service Company of Colorado, and other interest owners of their interests in 38 coal bed methane wells located in La Plata County, Colorado and Rio Arriba County, New Mexico. Thirty-four of the wells, estimated to have reserves of 53 BCF, were assigned to 44 Canyon LLC ("44 Canyon"), a special purpose entity owned by a large east coast financial institution. The wells qualify for tax credits under
Section 29 of the Internal Revenue Code. HPI will manage and operate the properties on behalf of 44 Canyon. The $27.8 million purchase price was funded by 44 Canyon through the sale of a volumetric production payment to an affiliate of Enron Capital & Trade Resources Corp., a subsidiary of Enron Corp., the sale of a subordinated production payment and certain other property interests for $3.45 million to an affiliate of HEP and HCRC, and additional cash contributed by the owners of 44

Canyon. The affiliate of HEP and HCRC which purchased the subordinated production payment and other property interests is owned equally by HEP and HCRC. The interests in the four wells in Rio Arriba County were acquired directly by HEP and HCRC. As a result of the transaction, HEP expects to add 9.8 BCF of gas to its reserve base, which represents approximately 50% of its estimated 1996 production.


NOTE 5 - LEGAL PROCEEDINGS

In June 1996, HEP and the other parties to the lawsuits styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. settled the lawsuits. The plaintiffs in the lawsuits claimed they had valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Evangeline Shrine Club #1 well and Duhon #1 well, which represented approximately .4% to 2.3% of HEP's interest in these properties, and they were entitled to a portion of the production from the wells dating from February 1990. In the settlement, HEP and the plaintiffs agreed to cross-convey interests in certain leases to one another, and HEP agreed to pay the plaintiffs $728,000. HEP has not recognized revenue attributable to the contested leases since January 1993. These revenues plus accrued interest, totaling $506,000, had been placed in escrow pending the resolution of the lawsuits. The excess of the cash paid over the escrowed amounts, is reflected as litigation settlement expense in the accompanying financial statements. The cross-conveyance of the interests in the leases will result in a decrease in HEP's reserves of $374,000 in future net revenues, discounted at 10%.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Cash Flow

HEP generated $22,748,000 of cash flow from operating activities during the first nine months of 1996.

The other primary cash inflow was:

     o   $5,287,000 in proceeds from the sale of property

     o   $6,000,000 in proceeds from long-term debt

Cash was used primarily for:

     o   Additions to property and development costs incurred of $9,505,000

     o   Payments of long-term debt of $8,373,000

     o   Refinance of Spraberry investment of $4,715,000

     o   Distributions to Unitholders of $6,180,000

     o   Payments of contract settlement of $305,000

When combined with miscellaneous other cash activity during the period, the result was an increase of $2,522,000 in HEP's cash from $4,977,000 at December 31, 1995 to $7,499,000 at September 30, 1996.

Development Projects and Acquisitions

Through September 30, 1996, HEP incurred approximately $441,000 for the purchase of shares of Hallwood Consolidated Resources Corporation ("HCRC") and $9,505,000 for exploration, development and acquisition costs toward the revised 1996 capital budget of $12,700,000. The expenditures were comprised of approximately $6,838,000 for exploration and development expenditures and approximately $2,667,000 for property acquisitions. A description of significant exploration and development projects to date in 1996 follows.

During the second quarter of 1996, HEP purchased 12,965 shares of HCRC for $34 per share. The shares were originally purchased by HCRC in connection with an odd lot repurchase offer and then were resold to HEP at the price paid by HCRC for such shares.

HEP continues to devote capital resources to the West Texas Kermit area in 1996. HEP drilled or participated in the drilling of fourteen wells, thirteen of which were successful, and participated in four recompletions, three of which were successful, in the first nine months of 1996, for a total cost of approximately $1,100,000. The wells in this area are currently producing approximately 700 gross equivalent barrels of oil per day. HEP's interest in these wells averages 27%. HEP plans to drill or recomplete up to nine additional wells by year end.

HEP acquired 106 square miles of three dimensional (3-D) seismic data on the Cowden Ranch in Crane County, Texas. The prospect is operated by a major oil company, and HEP has a 12.5% working interest. HEP's share of costs to date is $455,000. Seismic interpretation was recently completed, and two exploratory wells are planned for the fourth quarter of 1996, with additional exploratory activity to follow in 1997.

HEP acquired 3-D seismic data and related acreage in the Merkel Project Area which covers 18 square miles in Jones, Taylor and Nolan Counties, Texas. Expenditures in the first nine months of 1996 totaled $567,000. Thus far, HEP has participated in drilling five wells on four exploration prospects for a total cost of $135,000, including one well drilled in late 1995. Four of the wells are each producing at average rates of 70 gross barrels of oil per day, two of the wells encountered multiple pay zones but only one zone is currently producing, and one well was unsuccessful. HEP's interest in the wells is 12.5%. Two wells are planned for the fourth quarter of 1996, and an additional 10 prospects will be tested in 1997 and beyond. An additional 74 square miles of 3-D seismic data, which is presently being interpreted, was acquired in the same area. HEP's working interest in this area averages 27.5%, and prospect exploratory drilling will begin in the first quarter of 1997. Preliminary work indicates as many as 25 wells may be drilled.

HEP participated in the drilling of two nonoperated wells in Williams County, North Dakota in the latter part of 1995 and the first quarter of 1996, one of which was dry and the other only marginally successful, for a total cost of approximately $300,000. HEP also drilled an exploratory dry hole in Richland County, Montana, at a cost of $150,000. HEP completed an Interlake Formation development well, drilled in the second quarter, at a cost of approximately $535,000. This well is currently producing at a rate of 130 gross barrels of oil per day, and HEP's interest is 45%.

HEP incurred approximately $230,000 in the first quarter, net to HEP's interest, for four recompletions and one drilled well in the Rocker "b" Ranch in Reagan County, Texas. This activity has increased HEP's share of production by 44 equivalent barrels of oil per day. During the first quarter, HEP also acquired interests in five additional producing leases on the Rocker "b" Ranch for a total of $93,000. Effective April 1, 1996, HEP repaid its share of the debt of Hallwood Spraberry Drilling Company, L.L.C. ("HSD") through additional borrowings under its bank credit agreement and assumed direct ownership of its share of HSD's properties. In the second and third quarters of 1996, HEP recompleted five wells, four of which were successful, and drilled one additional well for a total cost of $230,000. This activity increased HEP's share of production by 57 equivalent barrels of oil per day. HEP plans to recomplete at least five more wells before year end and will consider other work, if the capital is available. Exploitation in this area is expected to slow toward the end of 1997 as HEP's undeveloped acreage position declines.

In the San Juan Basin area of Colorado, HEP, through an affiliate La Plata Associates LLC ("LPA"), acquired interests in 34 coal bed methane wells located in La Plata County, Colorado for $1,734,000. HEP's interest in the wells is expected to add 9.8 bcf of gas to its reserve base, which represents approximately 52% of its estimated 1996 production. The acquisition was completed on July 1, 1996. Seven refracs/recompletions have been completed since July 1 at a net cost to HEP of approximately $300,000. Numerous other recompletion and facility projects are planned for the remainder of 1996 at an estimated net cost to HEP of $490,000. Gross production has increased by 2,500 mcf of gas per day as a result of the work done thus far. Similar activity levels in 1997 are anticipated on these newly acquired properties. In other parts of the New Mexico portion of the San Juan Basin, HEP has recompleted three wells, two of which were successful, drilled two wells and is converting another well to be a disposal well. The total cost for this work was $497,000, and production has increased by 2,000 mcf of gas per day. HEP's share of this production is approximately 50%.

HEP participated in a 13 square mile 3-D seismic shoot at the Packsaddle Project in the Big Horn Basin of Wyoming. The data is now being processed and additional development and exploration is expected in the area following HEP's previous discovery. HEP's ownership in the Big Horn Basin continues to increase through a joint venture created to evaluate a 4,000 mile 2-D Seismic Data Base from which HEP hopes to create additional drillable prospects.

In September, HEP spent $225,000 for a recompletion of the A. L. Boudreaux well into a shallower interval of the Bol Mex 3 Formation after the previous completion in the Bol Mex 3 Formation began to produce water and sand. Production after the recompletion is currently 22 mmcf per day and 475 barrels of condensate per day.

Numerous other projects, which are individually less significant have been completed or are underway in Kansas, Louisiana, Texas and New Mexico, including participation in five other 3-D seismic data acquisition programs not included in the above activity.

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

Distributions

HEP declared distributions of $.13 per Class A Unit and $.25 per Class C Unit, payable on November 15, 1996 to Unitholders of record on September 30, 1996.

Distributions on the Class B Units are suspended if the Class A Units receive a distribution of less than $.20 per Class A Unit per calendar quarter. In any quarter for which distributions of $.20 or more per unit are made on the Class A Units, the Class B Units are entitled to be paid, in whole or in part, suspended distributions.

Financing

During the first quarter of 1995, HEP and its lenders amended and restated HEP's Amended and Restated Credit Agreement ("Credit Agreement") to extend the term date of its line of credit to May 31, 1997. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP has a borrowing base of $48,000,000. HEP has amounts outstanding at September 30, 1996 of $26,700,000 under the Credit Agreement and $8,571,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by an outstanding contract settlement obligation of $2,456,000; therefore, its unused borrowing base totaled $10,273,000 at November 12,1996.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1997 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of September 30, 1996.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75% (7.2% at September 30, 1996). Interest is payable monthly, and quarterly principal payments of $1,937,000, as adjusted for the anticipated borrowings to fund the Note Purchase Agreement payment due in April 1997, commence May 31, 1997.

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

HEP entered into contracts to hedge its interest rate payments on $10,000,000 of its debt for 1996 and 1997 and $5,000,000 for 1998. HEP does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HEP's interest payments under its debt agreement which has a floating interest rate. In general, it is HEP's goal to hedge 50% of the principal amount of its debt for the next two years and 25% for each year of the remaining term of the debt. HEP has entered into two hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the other is an interest rate swap with a fixed rate of 7.49%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the Partnership's unitholders and potential investors with certain information regarding the Partnership's future plans and operations, certain statements setforth in this Form 10-Q relate to management's future plans and objectives. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange act of 1934, as amended. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Partnership are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Partnership's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Partnership's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Partneship's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Partnership's periodic reports and filings with the Securities and Exchange Commission. Accordingly, unitholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected.

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

First quarter - 1995                 $16.79                  $17.22                    $1.51                   $1.81
Second quarter - 1995                 18.00                   18.14                     1.39                    1.64
Third quarter - 1995                  16.15                   16.63                     1.54                    1.84
Fourth quarter - 1995                 17.13                   17.57                     1.87                    1.99
First quarter - 1996                  18.05                   17.97                     2.41                    2.30
Second quarter - 1996                 20.56                   20.15                     2.15                    2.12
Third quarter - 1996                  21.66                   20.73                     2.17                    2.11

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

The following table provides a summary of HEP's outstanding financial contracts:


                                                  Oil
                                                     Percent of Production             Contract
                     Period                                 Hedged                   Floor Price
                                                                                      (per bbl)

Last three months of 1996                                     64%                       $18.91
1997                                                          46%                       $17.78
1998                                                          16%                       $15.33
1999                                                           3%                       $15.88

Between 15% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HEP will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus between 25% and 75% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Between 26% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $17.00 to $19.35.


                                                  Gas
                                                     Percent of Production             Contract
                     Period                                 Hedged                   Floor Price
                                                                                      (per mcf)

Last three months of 1996                                     56%                       $1.96
1997                                                          55%                       $1.97
1998                                                          48%                       $2.02
1999                                                          24%                       $1.86
2000                                                          19%                       $2.01

Between 0% and 43% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.65 to $2.93.

During the fourth quarter through October 25, 1996 the oil price (for barrels not hedged) averaged between $22.00 and $24.00 per barrel. The weighted average price of natural gas (for mcf not hedged) during that period was between $1.50 and $2.10 per mcf.

Inflation

Inflation did not have a material impact on HEP in 1995 and is not anticipated to have a material impact in 1996.

Results of Operations

The following tables are presented to contrast HEP's revenue, expense and earnings for discussion purposes. Significant fluctuations are discussed in the accompanying narrative. The "direct owned" column represents HEP's direct royalty and working interests in oil and gas properties. The "Mays" column represents the results of operations of six May Limited Partnerships which are consolidated with HEP. In 1996, HEP owned interests which ranged from 54.5% to 68.3% of the Mays, and in 1995, HEP's ownership in the Mays ranged from 54.5% to 68.5%.





                 TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                           (In thousands except price)
               For the Quarters Ended September 30, 1996 and 1995



                                         For the Quarter Ended September 30, 1996          For the Quarter Ended September 30, 1995
                                         ----------------------------------------          ----------------------------------------
                                              Direct                                           Direct
                                              Owned          Mays           Total              Owned          Mays           Total

Oil production (bbl)                           188             28            216                252             25            277
Gas production (mcf)                         2,692            435          3,127              2,960            408          3,368

Average oil price                           $20.54         $22.03         $20.73             $16.59         $17.08         $16.63
Average gas price                           $ 2.02         $ 2.66         $ 2.11             $ 1.86         $ 1.70         $ 1.84

Oil revenue                                $ 3,861       $    617       $  4,478            $ 4,180       $    427        $ 4,607
Gas revenue                                  5,434          1,159          6,593              5,495            693          6,188
Pipeline, facilities and other revenue         607                           607                388                           388
Interest income                                110             15            125                 56             15             71
                                           -------       --------       --------          ---------       --------      ---------

   Total revenue                            10,012          1,791         11,803             10,119          1,135         11,254
                                            ------         ------         ------             ------         ------         ------

Production operating expense                 2,511            176          2,687              2,941            178          3,119
Facilities operating expense                   119                           119                213                           213
General and administrative expense           1,140             75          1,215                979            110          1,089
Depreciation, depletion, and amortization    2,787            439          3,226              3,607            450          4,057
Interest expense                               928                           928              1,056                         1,056
Litigation settlement expense                    1              1              2                363                           363
Equity in income of HCRC                     (500)                         (500)            (1,304)                       (1,304)
Minority interest                                             621            621                               349            349
                                          --------        -------       --------        -----------        -------       --------

   Total expense                             6,986          1,312          8,298              7,855          1,087          8,942
                                            ------         ------        -------             ------         ------         ------

      Net income                           $ 3,026       $    479        $ 3,505            $ 2,264       $      48        $ 2,312
                                            ======        =======         ======             ======        ========         ======



                 TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                           (In thousands except price)
              For the Nine Months Ended September 30, 1996 and 1995



                                         For the Nine Months Ended September 30, 1996   For the Nine Months Ended September 30, 1995
                                         --------------------------------------------   --------------------------------------------
                                               Direct                                     Direct
                                               Owned       Mays        Total              Owned       Mays           Total

Oil production (bbl)                              663          86         749                671          69            740
Gas production (mcf)                            8,386       1,404       9,790              8,479       1,108          9,587

Average oil price                              $19.34      $20.64      $19.49             $17.25      $17.72         $17.29
Average gas price                              $ 2.04      $ 2.99      $ 2.18             $ 1.76      $ 1.79         $ 1.76

Oil revenue                                   $12,825     $ 1,775     $14,600            $11,573     $ 1,223        $12,796
Gas revenue                                    17,123       4,199      21,322             14,921       1,978         16,899
Pipeline, facilities and other revenue          2,039                   2,039              1,806                      1,806
Interest income                                   284          47         331                200          47            247
                                             --------   ---------    --------           --------    --------       --------

   Total revenue                               32,271       6,021      38,292             28,500       3,248         31,748
                                               ------      ------      ------             ------      ------         ------

Production operating expense                    7,855         524       8,379              7,725         483          8,208
Facilities operating expense                      551                     551                591                        591
General and administrative expense              2,826         307       3,133              3,399         337          3,736
Depreciation, depletion, and amortization       9,136       1,418      10,554             10,770       1,311         12,081
Impairment of oil and gas properties                                                      11,051                     11,051
Interest expense                                3,047                   3,047              3,103                      3,103
Litigation settlement expense                     223           7         230                393                        393
Equity in (income) loss of HCRC               (1,227)                 (1,227)              1,049                      1,049
Minority interest                                           2,092       2,092                            987            987
                                             --------      ------     -------        -----------     -------       --------

   Total expense                               22,411       4,348      26,759             38,081       3,118         41,199
                                               ------      ------      ------             ------      ------         ------

      Net income (loss)                       $ 9,860     $ 1,673     $11,533           $(9,581)    $    130       $(9,451)
                                               ======      ======      ======            ======      =======        ======


Third Quarter of 1996 Compared to Third Quarter of 1995

Oil Revenue

Oil revenue decreased by $129,000 during the third quarter of 1996 as compared with the third quarter of 1995. The decrease is the result of a decrease in production from 277,000 barrels in 1995 to 216,000 barrels in 1996, partially offset by an increase in the average oil price from $16.63 per barrel in 1995 to $20.73 per barrel in 1996. The decrease in oil production is due to property sales and normal production declines.

The effect of HEP's hedging transactions, as described under "Inflation and Changing Prices," was to decrease HEP's average oil price from $21.66 per barrel to $20.73 per barrel, representing a reduction in revenue from hedging transactions of $201,000.

Gas Revenue

Gas revenue increased by $405,000 during the third quarter of 1996 as compared with the third quarter of 1995. The increase is the result of an increase in price from $1.84 per mcf in 1995 to $2.11 per mcf in 1996 partially offset by a decrease in production from 3,368,000 mcf in 1995 to 3,127,000 mcf in 1996. The decrease in production is due to property sales and normal production declines.

The effect of HEP's hedging transactions was to decrease HEP's average gas price from $2.17 per mcf to $2.11 per mcf, representing a $188,000 reduction in revenue from hedging transactions.

Pipeline, Facilities and Other

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal, and incentive payments and tax credit payments related to certain coal bed methane wells. Pipeline, facilities and other income increased by $219,000 during the third quarter of 1996 as compared with the third quarter of 1995, primarily as a result of a pay-out adjustment on one of HEP's wells during the third quarter of 1995.

Interest Income

The increase in interest income of $54,000 during the third quarter of 1996 as compared with the third quarter of 1995 resulted from a higher average cash balance during the third quarter of 1996 as compared with the same period during 1995.

Production Operating Expense

Production operating expense decreased $432,000 during the third quarter of 1996 as compared with the third quarter of 1995, primarily due to decreased operating costs resulting from cost savings measures implemented during 1995 as well as the property sales and lower production described above.

Facilities Operating Expense

Facilities operating expense represents the costs of operating and maintaining two gathering systems located in New Mexico. Costs decreased $94,000 during the third quarter of 1996 as compared with the third quarter of 1995 primarily due to the sale of a facility in Louisiana during the second quarter of 1996.

General and Administrative Expense

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports, as well as allocated internal overhead incurred by the operating company on behalf of HEP. These expenses increased $126,000 during the third quarter of 1996 as compared with the third quarter of 1995 primarily because certain bank fees were incurred during the third quarter in 1996 and during the first quarter in 1995.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense decreased $831,000 during the third quarter of 1996 as compared with the third quarter of 1995. The decrease is primarily the result of lower capitalized costs in 1996 as compared with 1995, due to the property impairments recorded during 1995, as well as the property sales discussed above.

Interest Expense

Interest expense decreased $128,000 during the third quarter of 1996 as compared with the third quarter of 1995, primarily as the result of lower outstanding debt during 1996.

Equity in Income of HCRC

Equity in income of HCRC decreased $804,000 during the third quarter of 1996 as compared with the third quarter of 1995. The decrease is primarily due to a tax adjustment on HCRC during 1995.

Minority Interest in Net Income of Subsidiaries

Minority interest in net income of subsidiaries represents unaffiliated partners' interest in the net income of the May Partnerships. The increase of $272,000 is due to an increase in the net income of the May Partnerships resulting from increased production on their properties, as well as higher oil and gas prices during 1996.

Litigation Settlement Expense

Litigation settlement expense during the third quarter of 1995 consists primarily of expenses incurred to settle various individually insignificant claims against HEP.

First Nine Months of 1996 Compared to the First Nine Months of 1995

The comparisons for the first nine months of 1996 and the first nine months of 1995 are consistent with those discussed in the third quarter of 1996 compared to the third quarter of 1995 except for the following.

Oil Revenue

Oil revenue increased $1,804,000 during the first nine months of 1996 as compared with the first nine months of 1995. The increase is comprised of an increase in average oil prices from $17.29 per barrel in 1995 to $19.49 per barrel in 1996 combined with an increase in production from 740,000 barrels in 1995 to 749,000 barrels in 1996. The production increase is due to increased production from developmental and exploratory drilling projects in Montana, Wyoming and West Texas partially offset by property sales and normal production declines.

The effect of HEP's hedging transactions was to decrease HEP's average oil price from $19.93 per barrel to $19.49 per barrel, representing a $330,000 decrease in revenues.

Gas Revenue

Gas revenue increased $4,423,000 during the first nine months of 1996 as compared with the first nine months of 1995. The increase is comprised of an increase in price from $1.76 per mcf in 1995 to $2.18 per mcf in 1996 combined with an increase in production from 9,587,000 mcf in 1995 to 9,790,000 mcf in 1996. The production increase is due to higher state allowable production limits in Louisiana as well as increased production from exploratory and developmental drilling projects in Montana, Wyoming and West Texas, which are partially offset by property sales and normal production declines.

The effect of HEP's hedging transactions was to decrease HEP's average gas price from $2.24 per mcf to $2.18 per mcf, representing a $587,000 reduction in revenue from hedging transactions.

Production Operating Expense

Production operating expense increased $171,000 during the first nine months of 1996 as compared with the first nine months of 1995, primarily as a result of an increase in production taxes and operating costs associated with the increase in production as described above.

General and Administrative Expense

General and administrative expense decreased $603,000 during the first nine months of 1996 as compared with the first nine months of 1995 primarily due to lower administrative costs due to personnel reductions during 1995.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties during the first nine months of 1995 includes the write-off of HEP's Indonesian operations as well as a property impairment recorded because capitalized costs at June 30, 1995 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves based on prices received at that date.

Equity in Income (Loss) of HCRC

Equity in income (loss) of HCRC increased $2,276,000 during the first nine months of 1996 as compared with the first nine months of 1995. The increase is primarily due to HCRC's impairment expense resulting from the write-off of its Indonesian operations during the first quarter of 1995 and a property impairment recorded by HCRC during the second quarter of 1995.

PART II  -    OTHER INFORMATION


ITEM 1  -     LEGAL PROCEEDINGS

                      Reference is made to Item 8 - Notes 13 and 14 of Form 10-K for the year ended December 31, 1995, and Item 1 - Note 5 of this Form 10-Q.


ITEM 2  -     CHANGES IN SECURITIES

                      None.


ITEM 3  -     DEFAULTS UPON SENIOR SECURITIES

                      None.


ITEM 4  -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

                      None.


ITEM 5  -     OTHER INFORMATION

                      None.


ITEM 6  -     EXHIBITS AND REPORTS ON FORM 8-K

                      None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         HALLWOOD ENERGY PARTNERS, L. P.
                         By: HALLWOOD ENERGY CORPORATION
                                 General Partner



Date:    November 12 , 1996                     By:     /s/Robert S. Pfeiffer
     -----------------------------------        -----------------------------
                                             Robert S. Pfeiffer, Vice President
                            (Chief Financial Officer)