Form 10-Q/A
period 1996-03-31
HALLWOOD ENERGY PARTNERS LP
filed 1997-03-19
CIK 768172

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                             Amended March 19, 1997
MARK ONE
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                      =========      ========


                         HALLWOOD ENERGY PARTNERS, L. P.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                           (In thousands except Units)
                                   (Continued)


                                     March 31,     December 31,
                                       1996            1995


 CURRENT LIABILITIES
 Accounts payable and accrued
 liabilities                           $ 16,286      $ 17,344
 Net working capital deficit of
 affiliates                                 140         5,061
 Current portion of contract
 settlement                                               374
 Current portion of long-term debt                         87
                                        -------       -------
 Total                                   16,426        22,866
                                        -------       -------

 NONCURRENT LIABILITIES
 Long-term debt                          37,557        37,557
 Contract settlement                      2,389         2,397
 Long-term liabilities of
 affiliate                                4,655
 Deferred liability                       1,730         1,718
                                        -------       -------
 Total                                   46,331        41,672
                                        -------       -------
 Total Liabilities                       62,757        64,538
                                        -------       -------

 MINORITY INTEREST IN SUBSIDIARIES        3,577         3,042
                                        -------       -------

 PARTNERS' CAPITAL Class A Units - 9,977,254 Units issued, 9,114,123 outstanding in 1996 and 9,193,159 outstanding
 in 1995                                 55,930        59,614
 Class B Subordinated Units -
 143,773 Units outstanding                1,090         1,062
 Class C Units - 664,063
 outstanding in 1996 and
 -0- outstanding in 1995                  5,146
 General Partner                          3,016         2,981
 Treasury Units - 863,131 Units in
 1996 and 784,095 Units in 1995          (6,698)       (6,085)
                                         -------       -------
 Partners' Capital - Net                 58,484        57,572
                                        -------       -------

 TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                               $124,818      $125,152
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


                            HALLWOOD ENERGY PARTNERS, L. P.
                            BY:   HALLWOOD ENERGY CORPORATION
                                  GENERAL PARTNER




 Date: March 19, 1997        By:  /s/Robert S. Pfeiffer
                                  Robert S. Pfeiffer,
                                  Vice President
                            (Chief Financial Officer)