Form 10-Q/A
period 1996-06-30
HALLWOOD ENERGY PARTNERS LP
filed 1997-03-20
CIK 768172

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
                                                    =======        =======

                         HALLWOOD ENERGY PARTNERS, L. P.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                           (In thousands except Units)



                                                    June 30,     December 31,
                                                      1996          1995

 CURRENT LIABILITIES
 Accounts payable and accrued liabilities         $  14,219       $ 16,369
 Net working capital deficit of affiliates                           5,061
 Due to affiliates                                    1,421
 Current portion of contract settlement                                374
 Current portion of long-term debt                    2,187             87
                                                    -------        -------
 Total                                               17,827         21,891
                                                    -------        -------

 NONCURRENT LIABILITIES
 Long-term debt                                      37,084         37,557
 Contract settlement                                  2,401          2,397
 Deferred liability                                   1,679          1,718
                                                    -------        -------
 Total                                               41,164         41,672
                                                    -------        -------

 Total Liabilities                                   58,991         63,563
                                                    -------        -------

 MINORITY INTEREST IN SUBSIDIARIES                    3,178          3,042
                                                    -------        -------

 PARTNERS' CAPITAL
 Class A Units - 9,977,254 Units issued,
 9,077,496 outstanding in 1996 and 9,193,159
 outstanding in 1995                                 58,059         59,614
 Class B Subordinated Units - 143,773 Units
 outstanding in 1996 and 1995                         1,147          1,062
 Class C Units - 664,063 outstanding in 1996
 and -0- outstanding in 1995                          5,146
 General Partner                                      3,114          2,981
 Treasury Units - 899,758 Units in 1996 and
 784,095 Units in 1995                               (6,982)        (6,085)
                                                    -------        -------
 Partners' Capital - Net                             60,484         57,572
                                                    -------        -------

 TOTAL LIABILITIES AND PARTNERS' CAPITAL           $122,653       $124,177
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