Form 10-Q/A
period 1996-09-30
HALLWOOD ENERGY PARTNERS LP
filed 1997-03-20
CIK 768172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                             Amended March 19, 1997
MARK ONE
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                                       =======                 =======











                                         (Continued on the following page)




                                          HALLWOOD ENERGY PARTNERS, L. P.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                            (In thousands except Units)




                                                                                    September 30,           December 31,
                                                                                       1996                     1995

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                        $  15,603                $ 16,369
     Net working capital deficit of affiliates                                                                   5,061
     Due to affiliates                                                                     861
     Current portion of contract settlement                                                                        374
     Current portion of long-term debt                                                   3,873                      87
                                                                                     ---------             -----------
                  Total                                                                 20,337                  21,891
                                                                                      --------                --------

NONCURRENT LIABILITIES
     Long-term debt                                                                     31,398                  37,557
     Contract settlement                                                                 2,456                   2,397
     Deferred liability                                                                  1,530                   1,718
                                                                                     ---------               ---------
                  Total                                                                 35,384                  41,672
                                                                                      --------                --------
                      Total Liabilities                                                 55,721                  63,563
                                                                                      --------                --------

MINORITY INTEREST IN SUBSIDIARIES                                                        3,356                   3,042
                                                                                     ---------               ---------

PARTNERS' CAPITAL
     Class A Units - 9,977,254 Units issued,  9,077,496  outstanding in 1996 and
         9,193,159 outstanding
         in 1995                                                                        59,504                  59,614
     Class B Subordinated Units - 143,773 Units
         outstanding in 1996 and 1995                                                    1,154                   1,062
     Class C Units - 664,063 outstanding in 1996 and
         -0- outstanding in 1995                                                         5,146
     General Partner                                                                     3,194                   2,981
     Treasury Units - 899,758 Units in 1996 and
         784,095 Units in 1995                                                          (6,982)                 (6,085)
                                                                                     ---------               ---------
                  Partners' Capital - Net                                               62,016                  57,572
                                                                                      --------               ---------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $121,093                $124,177
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