Form 10-K405
period 1996-12-31
HALLWOOD ENERGY PARTNERS LP
filed 1997-03-25
CIK 768172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
MARK ONE
   |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1996

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

                                                           Name of each exchange
              Title of each class                            on which registered
Class A Units of Limited Partnership Interests           American Stock Exchange
Class C Units of Limited Partnership Interests           American Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


The  aggregate  market  value  of  the  Class  A  and  Class  C  Units  held  by nonaffiliates of the registrant as of March 20, 1997 was approximately $67,601,500.
Number of Units outstanding as of March 20, 1997
   Class A                                                            9,977,254
   Class B                                                              143,773
   Class C                                                              664,063

                    Page 1 of 69 (Exhibits Begin on Page 53)

                                     PART I


ITEM 1 - BUSINESS

Hallwood Energy Partners, L.P. ("HEP" or the "Partnership"), is a publicly traded Delaware limited partnership engaged in the production and sale of oil and gas and in the acquisition, exploration, development and operation of oil and gas properties. The principal objectives of HEP are to maintain or expand its reserve base and to provide cash distributions to the holders of its units of limited partner interests ("Units"). HEPGP Ltd. became the general partner of HEP on November 26, 1996 after the former general partner, Hallwood Energy Corporation ("HEC") merged into The Hallwood Group Incorporated ("Hallwood Group"). HEPGP Ltd. is a limited partnership of which Hallwood Group is the limited partner and Hallwood G.P., Inc. ("Hallwood G.P.), a wholly owned subsidiary of Hallwood Group, is the general partner. HEP commenced operations in August 1985 after completing an exchange offer in which HEP acquired oil and gas properties and operations from HEC, 24 oil and gas limited partnerships of which HEC was the general partner and certain working interest owners that had participated in wells with HEC and the limited partnerships.

The activities of HEP are conducted by HEP Operating Partners, L.P. ("HEPO") and EDP Operating, Ltd. ("EDPO"). HEP is the sole limited partner and HEPGP Ltd. is the sole general partner of HEPO and of EDPO. Solely for purposes of simplicity herein, unless otherwise indicated, all references to HEP in connection with the ownership, exploration, development or production of oil and gas properties include HEPO and EDPO.

HEP does not engage in any other line of business nor does it have any employees. Hallwood Petroleum, Inc. ("HPI"), an affiliated entity, operates the properties and administers the day to day activities of HEP and its affiliates. On March 20, 1997, HPI had 127 employees.

Marketing

The oil and gas produced from the properties owned by HEP has typically been marketed through normal channels for such products. Oil is generally sold to purchasers at a premium over field prices posted by the principal purchasers of crude oil in the areas where the majority of producing properties are located. In response to the volatility in the oil markets, HEP entered into financial contracts for hedging the price of between 3% and 46% of its estimated oil production for 1997 through 1999.

The majority of HEP's gas production is sold on the spot market and is transported in intrastate and interstate pipelines. HEP entered into financial contracts for hedging the price of between 18% and 54% of its estimated gas production for 1997 through 2000.

The purpose of the hedges is to provide protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

Both oil and natural gas are purchased by refineries, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. HEP is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not materially affect HEP's business because there are numerous purchasers in the areas in which HEP sells its production. However, for the years ended December 31, 1996, 1995 and 1994, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Partnership:

                                     1996               1995               1994
                                     ----               ----               ----

Conoco Inc.                           28%                30%                23%
Marathon Petroleum Company            11%                14%                12%

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

Environmental Considerations

The exploration for, and development of, oil and gas involve the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the current interest in environmental matters, the general partner cannot predict what effect possible future public or private action may have on the business of HEP. The general partner is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations and does not presently anticipate that the compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings, cash flows or the competitive position of HEP in the oil and gas industry.

Insurance Coverage

HEP is subject to all the risks inherent in the exploration for, and development of, oil and gas, including blowouts, fires and other casualties. HEP maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to that of HEP, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon HEP's earnings, cash flows and financial position.

ITEM 2 - PROPERTIES

Exploration and Development Projects

In 1996, HEP incurred $12,615,000 in direct property additions and exploration and development costs, and approximately $441,000 for the purchase of HCRC shares. The costs were comprised of approximately $9,467,000 for domestic exploration and development expenditures and approximately $3,148,000 for property acquisitions. In 1996, HEP participated in approximately 120 drilling or recompletion projects, the highlights of which are discussed below. HEP's 1996 capital program led to the replacement, through drilling and acquisitions, of 75% of the equivalent barrels produced during 1996. Overall replacement, including revisions to prior year reserves, was 145% of 1996 production. Sales of reserves in place in 1996 which were approximately 8% of 1996 production, were excluded from this calculation. Approximately $1,325,000 of the 1996 capital expenditures were for land and seismic data anticipated to yield prospects for 1997 and subsequent years.

Property Sales

During the first quarter of 1996, HEP received approximately $1,300,000 for the sale of its interests in the Hoople Field in Crosby County, Texas. HEP also received $88,000 in early April for the sale of various nonstrategic properties at auction. In June 1996, HEP completed the sale of its interests in the Bethany Longstreet area of Louisiana (approximately 575,000 equivalent barrels of oil, measured using December 31, 1995 pricing) for approximately $3,800,000.

Capital Projects

During the second quarter of 1996, HEP purchased 12,965 shares of common stock of HCRC for $34 per share. The shares were originally purchased by HCRC in connection with an odd lot repurchase offer and then were resold to HEP at the price paid by HCRC for such shares.

HEP continued to devote capital resources to the West Texas Kermit area in 1996. During 1996, HEP drilled or participated in the drilling of seventeen wells, fifteen of which were successful, and participated in nine recompletions, six of which were successful, for a total cost to HEP of approximately $1,359,000. The wells in this area are currently producing approximately 750 gross equivalent barrels of oil per day. HEP's interest in these wells averages 22%. HEP plans to drill or recomplete up to fifteen additional wells in 1997. HEP has begun discussing secondary recovery operations with the other working interests owners.

During 1996, HEP acquired 106 square miles of three dimensional (3-D) seismic data on the Cowden Ranch in Crane County, Texas. The prospect is operated by a major oil company, and HEP has a 12.5% working interest. HEP's share of costs in 1996 is $435,000. Seismic interpretation was completed in the third quarter. Two exploratory wells, both of which were dry, were drilled in the fourth quarter at a cost to HEP of $160,000, and a third exploratory well is being drilled in 1997.

HEP acquired 3-D seismic data and related acreage in the Merkel Project Area which covers 18 square miles in Jones, Taylor and Nolan Counties, Texas. Expenditures by HEP during 1996 totaled $515,000. Thus far, HEP has participated in drilling eight wells on four exploration prospects for a total cost to HEP of $184,000, including one well drilled in late 1995. Seven of the eight wells have been successful. These wells are currently producing approximately 375 gross barrels of oil per day. HEP's nonoperating interest in this production is 9%. HEP acquired an additional 74 square miles of 3-D seismic data, which is presently being interpreted in the same area. HEP's working interest in this area averages 27.5%, and prospect exploratory drilling will begin in the first quarter of 1997. HEP anticipates at least ten prospects will be tested in 1997 and subsequent years on this portion of the project area.

HEP participated in the drilling of two nonoperated wells in Williams County, North Dakota in the latter part of 1995 and the first quarter of 1996, one of which was dry and the other only marginally successful, for a total cost to HEP of approximately $330,000. HEP also drilled an exploratory dry hole in Richland County, Montana, at a cost of $150,000. HEP completed an Interlake Formation development well, drilled in the second quarter, at a total cost to HEP of approximately $600,000. This well is currently producing at a rate of 80 gross barrels of oil per day, and HEP's interest is 45%.

HEP incurred approximately $235,000 in the first quarter, net to HEP's interest, for four recompletions and one drilled well in the Rocker "b" Ranch in Reagan County, Texas. During the first quarter, HEP also acquired interests in five additional producing leases on the Rocker "b" Ranch for a total of $93,000. In prior years, HEP financed $6,033,000 of its drilling through Hallwood Spraberry Drilling Company, L.L.C. ("HSD") on the Rocker "b" Ranch. Effective April 1, 1996, HEP repaid its share of the debt of HSD through additional borrowings under its bank credit agreement and assumed direct ownership of its share of HSD's properties. In the second and third quarters of 1996, HEP recompleted seven wells, three of which were successful, and drilled one additional well for a total cost to HEP of $270,000. Current production from all Rocker "b" 1996 capital projects averages 185 gross equivalent barrels of oil per day. HEP's share of this production is approximately 29%. Minimal additional drilling or workovers are expected in the area in 1997. HEP drilled or worked over a total of 95 wells in this area over the past three years.

In the San Juan Basin area, HEP acquired interests in four wells in Rio Arriba County, New Mexico, and through an affiliate, LaPlata Associates LLC ("LPA"), acquired interests in 34 coal bed methane wells located in LaPlata County, Colorado for $1,734,000. HEP's interest in the wells added nine bcf of gas to its reserve base, which represents approximately 55% of its estimated 1996 production. The acquisition was completed on July 1, 1996. Nine refracs/recompletions have been completed since July 1 at a net cost to HEP of approximately $690,000. The recompletion work has performed according to expectations. Numerous other facility projects were completed in 1996 at an estimated net cost to HEP of $270,000. Gross production has increased by 4,000 mcf of gas per day as a result of the work done thus far. Similar activity levels in 1997 are anticipated on these newly acquired properties. In other parts of the New Mexico portion of the San Juan Basin area, HEP recompleted three wells, two of which were successful, drilled two wells and converted another well to be a produced water disposal well. The total cost for this work was $575,000, and HEP's interest in this area is approximately 50%.

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

In September, HEP spent $225,000 for a recompletion of the A. L. Boudreaux well into a shallower interval of the Bol Mex 3 Formation after the previous completion in the Bol Mex 3 Formation began to produce water and sand. Production after the recompletion is averaging 21 mmcf per day and 420 barrels of condensate per day.

HEP also incurred approximately $150,000 in 1996 for the successful drilling of a 10,000 foot exploratory well in a structural 3-D seismic play in Glasscock County, Texas. Production from this well is currently averaging 250 gross equivalent barrels of oil per day. HEP's interest in this well is 13%. Additional nonproducing reserves from another zone were recorded at year end as well. As of year end, HEP has committed to at least one more exploratory well in 1997.

Numerous other projects, which are individually less significant, have been completed or are underway in Kansas, Louisiana, Texas and New Mexico, including participation in five other 3-D seismic data acquisition programs not included in the above activity.

1997 Plans

For 1997, HEP's capital budget, which will be paid from cash generated from operations and cash on hand, has been set at $12,500,000. In addition to the above mentioned plans, HEP's domestic exploration plans include projects in Texas, Wyoming, Oklahoma, Colorado, Louisiana and New Mexico. HEP will continue to consider international projects in 1997 on a selective basis.

HEP  will   aggressively   pursue   exploitation  and  development  of  existing
opportunities in Texas, Wyoming, Colorado, Kansas, New Mexico and Utah. HEP is also actively pursuing acquisitions in strategic areas.

Partnership Reserves, Production and Discussion by Significant Areas and Fields

The following table presents the December 31, 1996 reserve data by significant areas and fields.


                                      Proved Reserve Quantities             Present Value of Future Net Cash Flows
                                                                            Proved              Proved
                                     Mcf of Gas       Bbls of Oil         Undeveloped          Developed         Total
                                                                       (In thousands)

Scott/West Ridge                            20,014              412                                 $ 60,211      $ 60,211
West Texas                                  18,317            5,127                 $3,871            47,872        51,743
Kansas                                         827              592                    354             3,892         4,246
San Juan Basin                              26,663                                                    15,566        15,566
Southeastern New Mexico                      8,095              249                                   15,068        15,068
Other                                       14,626            1,151                  2,428            56,738        59,166
                                            ------            -----                  -----          --------      --------
                                            88,542            7,531                 $6,653          $199,347      $206,000
                                            ======            =====                  =====           =======       =======

The following table presents the oil and gas production for significant areas and fields.


                                                       Production for the                         Production for the
                                                         Year Ended 1996                           Year Ended 1995
                                                        -----------------                          ----------------
                                                  Mcf of Gas          Bbls of Oil           Mcf of Gas           Bbls of Oil
                                                  ----------          -----------           ----------           -----------
                                                                        (In thousands)

Scott/West Ridge                                    3,548                   73                4,501                  108
West Texas                                          1,325                  455                1,351                  458
Kansas                                                 86                   45                  146                   60
San Juan Basin                                      2,993                                     3,216
Southeastern New Mexico                             1,462                   40                2,067                   52
Other                                               3,372                  359                1,754                  315
                                                   ------                 ----               ------                 ----
                                                   12,786                  972               13,035                  993
                                                   ======                 ====               ======                 ====

The following table presents the Partnership's extensions and discoveries by significant areas and fields.


                                                     For the Year Ended 1996                   For the Year Ended 1995
                                                 Mcf of Gas          Bbls of Oil           Mcf of Gas           Bbls of Oil
                                                                              (In thousands)

West Texas                                            619                  370                3,560                1,397
Kansas                                                 63                                                             19
San Juan Basin                                        670                                       794
Southeastern New Mexico                                20                   31                  432                   97
Other                                                 311                   83                1,211                  389
                                                   ------                  ---                -----                -----
                                                    1,683                  484                5,997                1,902
                                                    =====                  ===                =====                =====


Scott/West Ridge

The Scott/West Ridge area consists of 10 active gas wells, one shut-in gas well and six salt water disposal wells located in Lafayette Parish, Louisiana. The wells produce principally from the Bol Mex formations at 13,500 to 14,500 feet and are operated by HPI. The four most significant wells in the area, all of which were drilled by HPI since 1989, are the A. L. Boudreaux #1, the G. S. Boudreaux Estate #1, the Lessin Fontenot #1 and the Evangeline Shrine Club #1. During 1996, HEP performed one workover in this area which was successful, and HEP participated in one unsuccessful exploration well operated by another party.

West Texas

The West Texas area is comprised of three significant groups of properties. The West Texas Spraberry area consists of 363 producing wells, nine salt water disposal wells and 24 shut-in wells in Dawson, Upton, Reagan and Irion Counties. HPI operates 387 of these wells. Most of the current production from the wells is from the Upper and Lower Spraberry, Clearfork, Canyon, Dean and Fusselman at depths ranging from 5,000 feet to 9,000 feet. During 1996, HEP sold its interest in 35 operated and 31 outside operated properties in this area. Adding to the field discovered in 1995, HEP successfully drilled two wells and recompleted 23 wells in eastern Reagan County, 19 of which were successful.
HEP plans several recompletions in this area in 1997.

The West Texas Kermit/Keystone area consists of 48 producing wells, 33 of which are operated by HPI. The primary focus of this area is the development of the Holt and San Andres formations at a depth of 5,100 feet on several leases in Winkler County. During 1996, HEP drilled 15 wells, 12 of which were successful. During 1997 up to 16 wells may be drilled. A study is underway for a secondary recovery project.

The West Texas Merkel/SW Lana area consists of seven producing wells in Jones, Nolan and Taylor Counties, Texas. All of these wells are outside operated. The primary focus of the area is exploitation of the Canyon, Strawn and Ellenburger formations. HEP conducted a 3-D seismic project during 1996 and, during 1997, will drill locations identified by the seismic project.

Kansas

The Kansas area consists of 223 producing wells, of which 213 are operated by HPI and 10 are operated by unaffiliated entities. The wells are located in 15 counties primarily in the Central Kansas Uplift and produce principally from the Arbuckle and numerous Lansing-Kansas City formation zones from 3,000 feet to 6,500 feet. During 1996, HEP drilled one successful development well and performed 15 recompletions, nine of which were successful. The Kansas area is a mature operation where recompletions and limited development drilling represent the most prudent plans for future asset base protection. HEP plans to sell three properties in this area in 1997 and will continue to evaluate and divest nonstrategic properties.

San Juan Basin

The San Juan Basin  region  consists of wells  located in San Juan  County,  New
Mexico and LaPlata County, Colorado. In 1996, HEP and Hallwood Consolidated Resources Corporation ("HCRC") acquired interests in 38 wells from a subsidiary of Public Service Company of Colorado. The wells are located primarily in LaPlata County, Colorado and produce from the Fruitland Coal formation at approximately 3,200 feet. An unaffiliated large East Coast financial institution formed an entity to effectively utilize the Section 29 tax credits generated by the wells. The project was financed through a third party lender with a production payment structure. Since the acquisition, HEP has recompleted 10 of the newly acquired wells, seven successfully. Several additional recompletions will be done in 1997.

In San Juan County, New Mexico, HPI operates 54 wells, 34 of which produce from the Fruitland Coal formation at approximately 2,200 feet and 20 of which produce from the Pictured Cliffs, Mesa Verde and Dakota formations at 1,200 to 7,000 feet. During 1996, HPI successfully drilled two additional coal bed methane wells, recompleted a well for use as a salt water disposal well in the Entrada formation and recompleted two Fruitland Coal wells, one successfully. HEP's acreage position has been fully drilled. Several recompletions are planned for 1997.

Southeastern New Mexico

The Southeastern New Mexico area consists of 60 producing wells, 38 of which are operated by HPI, which produce primarily gas and are located on the northwestern edge of the Delaware Basin in Lea, Eddy and Chaves Counties, New Mexico. These wells produce at depths ranging from approximately 2,500 feet to 14,000 feet from the Delaware, Atoka, Bone Springs and Morrow formations. During 1996, HEP participated as a nonoperator in two successful development wells and as an operator, performed four recompletions, three of which were successful. During 1997, HEP plans to perform several additional recompletions.

Average Sales Prices and Production Costs

The following table presents the average oil and gas sales price and average production costs per equivalent barrel computed at the ratio of six mcf of gas to one barrel of oil.


                                                                  1996               1995               1994
                                                                 ------             ------             -----

Oil and condensate -
   includes the effects of hedging (per bbl)                     $20.10             $17.36             $16.47
Natural gas -
   includes the effects of hedging (per mcf)                       2.24               1.82               1.97
Production costs (per equivalent bbl of oil)                       3.71               3.57               3.88

Productive Oil and Gas Wells

The following table summarizes the productive oil and gas wells as of December 31, 1996 attributable to HEP's direct interests. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which HEP has an interest. Net wells are the sum of HEP's fractional interests owned in the gross wells.


                                           Gross               Net

Productive Wells
   Oil                                       736                273
   Gas                                       369                127
                                          ------                ---
      Total                                1,105                400
                                           =====                ===

Oil and Gas Acreage

The following table sets forth the developed and undeveloped leasehold acreage held directly by HEP as of December 31, 1996. Developed acres are acres which are spaced or assignable to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which HEP has a working interest. Net acres are the sum of HEP's fractional interests owned in the gross acres.


                                           Gross               Net

Developed acreage                         176,795             79,311
Undeveloped acreage                       130,618             50,103
                                          -------            -------
      Total                               307,413            129,414
                                          =======            =======

States in which HEP holds undeveloped acreage include Texas, Louisiana, Montana, Wyoming, New Mexico, Kansas, Colorado, North Dakota and Michigan.

Drilling Activity

The following table sets forth the number of wells attributable to HEP's direct interest drilled in the most recent three years.


                                                                    Year Ended December 31,
                                                                   ------------------------
                                                     1996                         1995                         1994
                                                    ------                       ------                       -----
                                              Gross           Net          Gross           Net           Gross          Net

Development Wells:
   Productive                                   29             6.6            66           28.0            30           14.6
   Dry                                           4              .9             2             .5             4             .7
                                               ---            ----           ---         ------           ---         ------
      Total                                     33             7.5            68           28.5            34           15.3
                                                ==             ===            ==           ====            ==           ====

Exploratory Wells:
   Productive                                    2              .2             5             .6             2             .1
   Dry                                           4              .6             1             .9             6            1.2
                                               ---            ----           ---         ------           ---          -----
      Total                                      6              .8             6            1.5             8            1.3
                                               ===            ====           ===          =====           ===          =====

Office Space

HPI leases office space in Denver, Colorado containing approximately 41,000 square feet, for approximately $600,000 per year. The lease payments are included in the allocation of general and administrative expenses to HEP and other affiliated entities. HEP is guarantor of 60% of the lease obligation, and HCRC is guarantor of the remaining 40% of the obligation.


ITEM 3 - LEGAL PROCEEDINGS

See Notes 12 and 13 to the financial statements included in Item 8 - Financial Statements and Supplementary Data.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.


                                                      PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

HEP's Class A Units are traded on the American Stock Exchange (the "Exchange") under the symbol "HEP." As of March 20, 1997, 9,977,254 Class A Units were outstanding, held by approximately 20,995 unitholders of record and 143,773 Class B Units were outstanding, held by Hallwood Group. The Class B Units are not publicly traded. The following table sets forth, for the periods indicated, the high and low reported sales prices for the Class A Units as reported on the Exchange and the distributions paid per Class A Unit for the corresponding periods. The Class B Units received a $.20 per unit distribution per quarter during 1995. HEP's debt agreements limit aggregate distributions paid by HEP in any twelve month period to 50% of cash flow from operations before working capital changes plus distributions received from affiliates.


 Class A Units                  High               Low             Distributions

First quarter 1995             6 1/4              5 3/8                 $.20
Second quarter 1995            5 15/16            5 1/8                  .20
Third quarter 1995             5 1/2              4                      .20
Fourth quarter 1995            4 11/16            3 3/4                  .20
                                                                         ---
                                                                        $.80

First quarter 1996             5 1/4              3 3/4                 $.13
Second quarter 1996            6 3/4              4 5/8                  .13
Third quarter 1996             7 3/8              5 7/8                  .13
Fourth quarter 1996            9                  6 1/4                  .13
                                                                         ---
                                                                        $.52

On January 17, 1996, HEP's new Class C Units began trading on the Exchange under the symbol "HEPCWI." As of March 20, 1997, 664,063 Class C Units were outstanding, held by approximately 15,856 unitholders of record. The following table sets forth, for the periods indicated, the high and low reported sales prices for the Class C Units as reported on the Exchange and distributions paid per Class C Unit for the corresponding periods.


   Class C Units               High               Low             Distributions

First quarter 1996             7 7/8              6 1/2               $  .25
Second quarter 1996            8 1/2              7 3/8                  .25
Third quarter 1996             9 5/8              8 3/16                 .25
Fourth quarter 1996            9 7/8              8 3/4                  .25
                                                                        ----
                                                                       $1.00

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding HEP's financial position and results of operations as of the dates indicated. As a result of the issuance of Class A Units in connection with a litigation settlement, all Unit and per Unit information for periods prior to December 31, 1995 has been retroactively restated.


                                                               As of and For the Years Ended December 31,
                                                               ------------------------------------------
                                                1996               1995               1994               1993               1992
                                               ------             ------             ------             ------             -----
                                                                      (In thousands except per Unit)

Summary of Operations
   Oil and gas revenues and
      pipeline operations                       $50,644            $43,454            $43,899           $ 44,106            $52,755
   Litigation settlement                                                                                  11,466
   Total revenue                                 51,066             43,780             44,482             49,613             60,730
   Production operating
      expense                                    11,511             11,298             12,177             11,200             14,107
   Depreciation, depletion and
      amortization                               13,500             15,827             18,168             17,076             18,866
   Impairment                                                       10,943              7,345
   General and administrative
      expense                                     4,540              5,580              5,630              6,812              7,732
   Net income (loss)                             15,726            (9,031)           (10,093)             13,064              3,613
   Net income (loss) per Class A
      and Class B Unit                             1.34             (1.07)             (1.20)               1.14                .21
   Distributions per Class A
      and Class B Unit                              .52                .80                .80                .80                .80

Balance Sheet
   Working capital (deficit)                  $ (1,355)          $ (4,363)          $ (9,390)           $  7,020           $  6,306
   Property, plant and
      equipment, net                             88,549             94,926            107,414            122,133            129,029
   Total assets                                 122,792            125,152            136,281            171,624            186,087
   Long-term debt                                29,461             37,557             25,898             38,010             52,814
   Long-term contract
      settlement obligation                       2,512              2,397              2,666              3,673              4,179
   Long-term lawsuit
      settlement liability                                                                                                    2,370
   Deferred liability                             1,533              1,718              1,931              1,504              1,626
   Minority interest in
      affiliates                                  3,336              3,042              2,923              3,346              3,782
   Partners' capital                             64,215             57,572             78,803             98,576             89,779


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Cash Flow

HEP generated $26,423,000 of cash flow from operating activities during 1996.

   The other primary cash inflows were:

   o  $9,000,000 in proceeds from long-term debt;

   o  $5,294,000 in proceeds from the sale of property.

   Cash was used primarily for:

   o  Distributions to partners of $8,176,000;

   o Additions to property, exploration and development costs incurred of $12,615,000;

   o  Payments of long-term debt of $11,373,000;

   o  Refinance of Spraberry investment of $4,715,000,

   o  Payments of contract settlement obligations of $305,000.

When combined with miscellaneous other cash activity during the year, the result was an increase in HEP's cash of $563,000, from $4,977,000 at December 31, 1995 to $5,540,000 at December 31, 1996.

Property Purchases, Sales and Capital Budget

In 1996, HEP incurred $12,615,000 in direct property additions and exploration and development costs, and approximately $441,000 for the purchase of HCRC shares. The costs were comprised of approximately $9,467,000 for domestic exploration and development expenditures and approximately $3,148,000 for property acquisitions. HEP's 1996 capital program led to the replacement, through acquisitions and drilling, of 75% of the equivalent barrels produced during 1996. Overall replacement, including revisions to prior year reserves, was 145% of its 1996 production.

HEP's significant direct exploration and development expenditures in 1996 included approximately $1,359,000 for the drilling of seventeen wells, fifteen of which were successful, and participation in nine recompletions, six of which were successful, in the West Texas Kermit area; approximately $435,000 for 3-D seismic data and $160,000 for two exploratory wells, both of which were dry, in Crane County, Texas; approximately $515,000 for 3-D seismic data and related acreage and $184,000 for the drilling of eight wells, seven of which were successful, in the Merkel Project area in Texas; approximately $330,000 for the drilling of two nonoperated wells, one of which was successful, in North Dakota; approximately $150,000 for an exploratory dry hole and approximately $600,000 for an Interlake Formation development well in Montana; approximately $505,000 for 11 recompletions and two drilled wells in Reagan County, Texas; and approximately $225,000 for the recompletion of one well in Louisiana.

In the San Juan Basin area of Colorado and New Mexico, HEP, directly and through an affiliate acquired interests in 38 coal bed methane wells for $1,734,000. Nine recompletions have been performed in this area for a cost of approximately $690,000, and numerous other facility projects were completed for approximately $270,000. HEP spent approximately $575,000 in New Mexico for the recompletion of three wells and the drilling of two wells in New Mexico.

HEP received $1,300,000 during 1996 for the sale of its interests in the Hoople Field in Crosby County, Texas, $3,800,000 for the sale of its interests in the Bethany Longstreet area of Louisiana and $88,000 for the sale of various nonstrategic properties.

For 1997, HEP's capital budget, which will be paid from cash generated from operations and cash on hand, has been set at $12,500,000. HEP's domestic exploitation plans include projects in Texas, Wyoming, Louisiana, Oklahoma, Colorado and New Mexico. HEP will continue to consider international projects in 1997, utilizing stringent screening criteria.

During 1996, HEP adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 provides the standards for accounting for the impairment of various long-lived assets. Substantially all of HEP's long-lived assets consist of oil and gas properties, which are accounted for using the full cost method of accounting, which requires an impairment to be recorded when total capitalized costs exceed the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves. Therefore, the adoption of SFAS 121 did not have a material effect on the financial position or results of operations of HEP.

See Item 2 - Properties, for further discussion.

Distributions

On January 19, 1996, HEP paid a dividend of one new Class C Unit for every 15 HEP Class A Units held as of the record date of December 18, 1995. Pursuant to the regulations of the American Stock Exchange, holders of Class A Units who sold their Units between December 14, 1995 and January 19, 1996 also sold their right to receive the associated Class C Unit dividend. Class C Units are a newly created class of units that trade separately from HEP's Class A Units. The Class C Units have a distribution preference of $1.00 per year, payable quarterly, and distributions on the new units commenced the first quarter of 1996. Class C Units were created to give HEP greater flexibility in structuring future acquisitions by allowing HEP to issue a security with a fixed distribution rate. During 1996, HEP declared distributions of $.52 per Class A Unit and $1.00 per Class C Unit to its Unitholders.

The Board of Directors of HEP's General Partner is considering the distribution level for future quarters, taking into account oil and gas prices and the capital needs of HEP.

Unit Option Plan

On January 31, 1995, the board of directors of the general partner approved the adoption of the 1995 Unit Option Plan to be used for the motivation and retention of directors, employees and consultants performing services for HEP. The plan authorizes the issuance of options to purchase 425,000 Class A Units. Grants of the total options authorized were made on January 31, 1995, vesting one-third at that time, an additional one-third on January 31, 1996 and the remaining one-third on January 31, 1997. The exercise price of the options is $5.75, which was the closing price of the Class A Units on January 30, 1995. No options have been exercised.

During 1996, HEP adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 requires entities to use the fair value method to either account for, or disclose, stock based compensation in their financial statements. Because the Partnership elected the disclosure provisions of SFAS 123, the adoption of SFAS 123 did not have a material effect on the financial position or results of operations of HEP.

Financing

During the first quarter of 1995, HEP and its lenders amended HEP's Amended and Restated Credit Agreement ("Credit Agreement") to extend the term date of its line of credit to May 31, 1997. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities"), HEP has a borrowing base of $48,000,000. HEP has amounts outstanding at December 31, 1996 of $26,700,000 under the Credit Agreement and $8,571,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by an outstanding contract settlement obligation of $2,512,000; therefore, its unused borrowing base totaled $10,217,000 at March 20, 1997.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1997 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of December 31, 1996.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75%. At December 31, 1996 the applicable interest rate was 7.4%. Interest is payable monthly, and 16 quarterly principal payments of $1,937,000, as adjusted for the anticipated borrowings to fund the Note Purchase Agreement payment due in 1997, commence May 31, 1997. HEP intends to extend the maturity date of its Credit Agreement prior to the commencement of the amortization period.

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

HEP entered into contracts to hedge its interest rate payments on $10,000,000 of its debt through the end of 1996, $15,000,000 for each of 1997 and 1998 and $10,000,000 for each of 1999 and 2000. HEP does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HEP's interest payments under its debt agreement, which has a floating interest rate. In general, it is HEP's goal to hedge 50% of the principal amount of its debt for the next two years and 25% for each year of the remaining term of the debt. HEP has entered into four hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the others are interest rate swaps with fixed rates ranging from 5.75% to 6.57%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

Gas Balancing

HEP uses the sales method for  recording its gas  balancing.  Under this method,
HEP   recognizes   revenue  on  all  of  its  sales  of   production,   and  any
over-production or under-production is recovered or repaid at a future date.

As of December 31, 1996, HEP had a net over-produced position of 166,000 mcf ($372,000 valued at average annual gas prices). The general partner believes that this imbalance can be made up from production on existing wells or from wells which will be drilled as offsets to existing wells and that this imbalance will not have a material effect on HEP's results of operations, liquidity and capital resources. The reserves disclosed in Item 8 have been decreased by 166,000 mcf in order to reflect HEP's gas balancing position.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the Partnership's Unitholders and potential investors with certain information regarding the Partnership's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans and objectives. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange act of 1934, as amended. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of the Partnership are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Partnership's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Partnership's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Partnership's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Partnership's periodic reports and filings with the Securities and Exchange Commission. Accordingly, Unitholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected.

Inflation and Changing Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEP, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas have fluctuated significantly from 1994 through 1996. The following table presents the average prices received per year by HEP, and the effects of the hedging transactions discussed below.


                      Oil                        Oil                        Gas                        Gas
              (excluding effects         (including effects         (excluding effects         (including effects
                  of hedging                 of hedging                 of hedging                 of hedging
                 transactions)              transactions)              transactions)              transactions)
                   (per bbl)                  (per bbl)                  (per mcf)                  (per mcf)

1996                $20.85                     $20.10                      $2.38                      $2.24
1995                 16.98                      17.36                       1.58                       1.82
1994                 15.50                      16.47                       1.90                       1.97

HEP has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing.

The following table provides a summary of HEP's financial contracts:


                                         Oil
                            Percent of
                            Production                  Contract
      Period                  Hedged                   Floor Price
                                                        (per bbl)

       1997                    46%                       $17.78
       1998                    16%                       $15.33
       1999                     3%                       $15.88

Between 16% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HEP will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus between 25% and 75% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Between 32% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $17.50 to $19.35 per barrel.


                                         Gas
                            Percent of
                            Production                  Contract
      Period                  Hedged                   Floor Price
                                                        (per mcf)

       1997                    54%                        $1.97
       1998                    48%                        $2.02
       1999                    24%                        $1.86
       2000                    18%                        $2.01

Between 0% and 43% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.78 to $2.93 per mcf.

During the first quarter through February 26, 1997, the oil price (for barrels not hedged) averaged between $20.00 and $25.00 per barrel. The average price of natural gas (for mcf not hedged) was between $1.00 and $4.40 per mcf.

Inflation

Inflation did not have a material impact on HEP in 1996 and is not anticipated to have a material impact in 1997.

Results of Operations

The following tables are presented to contrast HEP's revenue, expense and earnings for discussion purposes. Significant fluctuations are discussed in the accompanying narrative. The "direct owned" column represents HEP's direct royalty and working interests in oil and gas properties. The "Mays" column represents the results of operations of six May Limited Partnerships which are consolidated with HEP. In 1996, HEP owned interests which ranged from 54.5% to 68.5% of the Mays; in 1995 HEP's ownership in the Mays ranged from 54.5% to 68.3%; and in 1994 HEP's ownership in the Mays ranged from 54.1% to 67.8%.




                                                           TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                                                                      (In thousands except price)



                                               For the Year Ended December 31, 1996        For the Year Ended December 31, 1995
                                               ------------------------------------        ------------------------------------
                                               Direct                                   Direct
                                                Owned       Mays      Total              Owned          Mays               Total

Oil production (bbl)                                862         110       972                895             98                993
Gas production (mcf)                             11,003       1,783    12,786             11,497          1,538             13,035

Average oil price                                $19.82      $21.52    $20.10             $17.32         $17.74             $17.36
Average gas price                                $ 2.11      $ 3.05    $ 2.24             $ 1.81         $ 1.92             $ 1.82

Oil revenue                                     $17,167      $2,367   $19,534           $ 15,501        $ 1,739           $ 17,240
Gas revenue                                      23,178       5,440    28,618             20,822          2,948             23,770
Pipeline, facilities and other revenue            2,492                 2,492              2,444                             2,444
Interest income                                     356          66       422                263             63                326
                                               --------     -------  --------          ---------       --------          ---------

      Total revenue                              43,193       7,873    51,066             39,030          4,750             43,780
                                                 ------       -----    ------            -------         ------            -------

Production operating expense                     10,782         729    11,511             10,658            640             11,298
Facilities operating expense                        726                   726                794                               794
General and administrative expense                4,131         409     4,540              5,131            449              5,580
Depreciation, depletion, and amortization        11,729       1,771    13,500             14,058          1,769             15,827
Impairment of oil and gas properties                                                      10,943                            10,943
Interest expense                                  3,878                 3,878              4,245                             4,245
Litigation settlement expense                       223           7       230                337             49                386
Equity in (income) loss of HCRC                 (1,768)               (1,768)              2,273                             2,273
Minority interest                                             2,723     2,723                             1,465              1,465
                                            -----------       -----   -------       ------------          -----            -------

   Total expense                                 29,701       5,639    35,340             48,439          4,372             52,811
                                                 ------       -----    ------            -------         ------            -------

      Net income (loss)                         $13,492      $2,234   $15,726         $  (9,409)       $    378         $  (9,031)
                                                 ======       =====    ======          ========         =======          ========






                                           TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                                                     (In thousands except price)
                                                For the Year Ended December 31, 1994



                                                                Direct
                                                                 Owned              Mays               Total

Oil production (bbl)                                                 826                113                939
Gas production (mcf)                                              11,521              1,687             13,208

Average oil price                                                 $16.54             $15.98             $16.47
Average gas price                                                 $ 1.93             $ 2.22             $ 1.97

Oil revenue                                                     $ 13,664            $ 1,806           $ 15,470
Gas revenue                                                       22,287              3,739             26,026
Pipeline, facilities and other revenue                             2,403                                 2,403
Interest income                                                      525                 58                583
                                                               ---------           --------          ---------

      Total revenue                                               38,879              5,603             44,482
                                                                 -------             ------            -------

Production operating expense                                      11,491                686             12,177
Facilities operating expense                                         730                                   730
General and administrative expense                                 5,107                523              5,630
Depreciation, depletion, and amortization                         15,894              2,274             18,168
Impairment of oil and gas properties                               7,345                                 7,345
Interest expense                                                   3,839                                 3,839
Litigation settlement expense                                      3,370                                 3,370
Equity in loss of HCRC                                             1,499                                 1,499
Minority interest                                                                     1,822              1,822
Other                                                                (5)                                   (5)
                                                            -----------          ----------       -----------
   Total expense                                                  49,270              5,305             54,575
                                                                 -------             ------            -------

      Net income (loss)                                        $(10,391)           $    298          $(10,093)
                                                                =======             =======           =======

1996 Compared to 1995

Oil Revenue

Oil revenue increased $2,294,000 during 1996 as compared with 1995. The increase is comprised of a 16% increase in the average oil price from $17.36 per barrel in 1995 to $20.10 per barrel in 1996, partially offset by a decrease in production, from 993,000 barrels in 1995 to 972,000 barrels in 1996. The decrease in production is due to property sales and normal production declines.

The effect of HEP's hedging transactions described under "Inflation and Changing Prices" was to decrease HEP's average oil price from $20.85 per barrel to $20.10 per barrel, resulting in a $729,000 decrease in oil revenue for 1996.

Gas Revenue

Gas revenue increased by $4,848,000 during 1996 as compared with 1995. The increase is comprised of a 23% increase in the average gas price from $1.82 per mcf in 1995 to $2.24 per mcf in 1996, partially offset by a decrease in gas production from 13,035,000 mcf during 1995 to 12,786,000 mcf during 1996. The decrease in production is due to decreases in allowable production limits and normal production declines, partially offset by increased production from exploratory and developmental drilling projects in Montana, Wyoming and West Texas.

The effect of HEP's hedging transactions as described under "Inflation and Changing Prices" was to decrease HEP's average gas price from $2.38 per mcf to $2.24 per mcf, representing a $1,790,000 decrease in gas revenues for 1996.

Interest Income

The increase in interest income of $96,000 during 1996 as compared with 1995 resulted from a higher average cash balance during 1996 as compared with 1995.

Production Operating Expense

Production operating expense increased $213,000 during 1996 as compared with 1995, primarily as a result of increased production taxes due to the 17% increase in oil and gas revenue during 1996 discussed above.

Facilities Operating Expense

Facilities operating expense represents operating expenses associated with various smaller gathering systems operated by HEP. The decrease in facilities operating expense of $68,000 is primarily due to decreased maintenance activity during 1996.

General and Administrative Expense

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports, as well as allocated internal overhead incurred by the operating company on behalf of HEP. These expenses decreased $1,040,000 during 1996 as compared with 1995 primarily due to a decrease in performance based compensation, a decrease in salaries expense and employee benefits expense due to personnel reductions during 1995 and lower legal expense in 1996 due to the settlement of a significant lawsuit during 1995.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense decreased $2,327,000 during 1996 as compared with 1995. The decrease is primarily the result of lower capitalized costs in 1996 as compared with 1995, primarily due to the property impairments recorded during 1995 and 1994.

Interest Expense

Interest expense decreased by $367,000 during 1996 as compared with 1995. The decrease is due to a lower average outstanding debt balance during 1996 as compared to 1995.

Litigation Settlement Expense

Litigation settlement expense during 1996 and 1995 consists primarily of expenses incurred to settle various individually insignificant claims against HEP.

Equity in Earnings (Loss) of HCRC

Equity in earnings of HCRC represents HEP's share of its equity investment in HCRC. HEP's equity in HCRC's earnings increased by $4,041,000 during 1996 as compared to 1995. The increase is primarily the result of a 6% increase in HEP's ownership of HCRC resulting from HEP's purchase of 12,965 shares of common stock of HCRC during the second quarter of 1996. Also contributing to the increase were higher oil and gas prices for HCRC during 1996 and the inclusion in 1995 of impairment expense resulting from the write-off of its investment in an Indonesian project and other property impairments.

1995 Compared to 1994

Oil Revenue

Oil revenue increased $1,770,000 during 1995 as compared with 1994. The increase is comprised of a 5% increase in the average oil price from $16.47 per barrel in 1994 to $17.36 per barrel in 1995, combined with a 6% increase in production, from 939,000 barrels in 1994 to 993,000 barrels in 1995. The increase in production is due to increased production from developmental drilling projects in West Texas, offset by normal production declines.

The effect of HEP's hedging transactions described under "Inflation and Changing Prices" was to increase HEP's average oil price from $16.98 per barrel to $17.36 per barrel, resulting in a $377,000 increase in revenue for 1995.

Gas Revenue

Gas revenue decreased by $2,256,000 during 1995 as compared with 1994. The decrease is comprised of a slight decrease in gas production from 13,208,000 mcf during 1994 to 13,035,000 mcf during 1995 combined with an 8% decrease in the average gas price from $1.97 per mcf in 1994 to $1.82 per mcf in 1995. The decrease in production is due to decreases in allowable production limits and normal production declines, partially offset by increased production from developmental drilling projects in West Texas.

The effect of HEP's hedging transactions was to increase HEP's average gas price from $1.58 per mcf to $1.82 per mcf, representing an $3,128,000 increase in revenues for 1995.

Interest Income

The decrease in interest income of $257,000 during 1995 as compared with 1994 resulted from a lower average cash balance during 1995 as compared with 1994.

Production Operating Expense

Production operating expense decreased $879,000 during 1995 as compared with 1994, primarily as a result of general cost reductions in West Texas.

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

Impairment of Oil and Gas Properties

Impairment of oil and gas properties during 1995 represents the impairment of $7,000,000 recorded because capitalized costs at June 30, 1995 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves, based on prices at that date of $16.50 per bbl of oil and $1.50 per mcf of gas, as well as the write-off of HEP's investment in an Indonesian project of $3,943,000. The impairment of oil and gas properties during 1994 represents an impairment of $6,000,000 recorded because capitalized costs at December 31, 1994 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves, based on prices at that date of $15.80 per bbl of oil and $1.72 per mcf of gas, as well as the write-off of certain foreign drilling projects of $1,345,000.

Interest Expense

Interest expense increased by $406,000 during 1995 as compared with 1994. The increase is due to a higher average outstanding debt balance during 1995 as compared to 1994.

Litigation Settlement Expense

Litigation settlement expense during 1995 consists primarily of expenses incurred to settle various individually insignificant claims against HEP. Litigation settlement expense during 1994 represents the settlement of claims against HEP which are further discussed in Note 13 to the Financial Statements included in Item 8, as well as an amount paid to settle a claim for royalties on a 1989 take-or-pay settlement.

Equity in Earnings (Loss) of HCRC

HEP's equity in HCRC's loss increased by $774,000 during 1995 as compared to 1994. The increase is primarily the result of HCRC's impairment expense resulting from the write-off of its investment in an Indonesian project during 1995, as well as a second quarter 1995 property impairment recorded by HCRC.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


FINANCIAL STATEMENTS:                                                                                         Page

Independent Auditors' Report                                                                                     23

Consolidated Balance Sheets at December 31, 1996 and 1995                                                     24-25

Consolidated Statements of Operations for the years
  ended December 31, 1996, 1995 and 1994                                                                         26

Consolidated Statements of Partners' Capital for the
  years ended December 31, 1996, 1995 and 1994                                                                   27

Consolidated Statements of Cash Flows for the years
  ended December 31, 1996, 1995 and 1994                                                                         28

Notes to Consolidated Financial Statements                                                                    29-43

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION - (UNAUDITED)                                                    44-47


                          INDEPENDENT AUDITORS' REPORT


To the Partners of Hallwood Energy Partners, L.P.:

We have audited the consolidated financial statements of Hallwood Energy Partners, L.P. as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, listed in the index at Item 8. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Energy Partners, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
February 28, 1997



                                          HALLWOOD ENERGY PARTNERS, L.P.
                                            CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)


                                                                                          December 31,
                                                                                    1996               1995

CURRENT ASSETS
   Cash and cash equivalents                                                     $   5,540          $   4,977
   Accounts receivable:
      Oil and gas revenues                                                           9,405              6,767
      Trade                                                                          4,507              2,860
   Due from affiliates                                                                                  2,808
   Prepaid expenses and other current assets                                           928              1,091
                                                                                 ---------           --------
        Total                                                                       20,380             18,503
                                                                                   -------            -------

PROPERTY,  PLANT  AND  EQUIPMENT,  at cost  Oil and gas  properties  (full  cost method):
      Proved mineral interests                                                     607,875            601,323
      Unproved mineral interests - domestic                                          1,244                684
   Furniture, fixtures and other                                                     3,366              3,090
                                                                                  --------          ---------
        Total                                                                      612,485            605,097

   Less accumulated depreciation, depletion,
      amortization and property impairment                                       (523,936)          (510,171)
                                                                                 --------            -------
        Total                                                                       88,549             94,926
                                                                                  --------           --------

OTHER ASSETS
   Investment in common stock of HCRC                                               13,700             11,491
   Deferred expenses and other assets                                                  163                232
                                                                                ----------         ----------
        Total                                                                       13,863             11,723
                                                                                  --------           --------

TOTAL ASSETS                                                                      $122,792           $125,152
                                                                                   =======            =======

















                                         (Continued on the following page)




                                          HALLWOOD ENERGY PARTNERS, L.P.
                                            CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)


                                                                                           December 31,
                                                                                    1996               1995

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                       $ 15,185           $ 17,344
   Due to affiliates                                                                   159
   Net working capital deficit of affiliate                                            581              5,061
   Current portion of contract settlement                                                                 374
   Current portion of long-term debt                                                 5,810                 87
                                                                                  --------         ----------
        Total                                                                       21,735             22,866
                                                                                   -------            -------

NONCURRENT LIABILITIES
   Long-term debt                                                                   29,461             37,557
   Contract settlement                                                               2,512              2,397
   Deferred liability                                                                1,533              1,718
                                                                                  --------           --------
        Total                                                                       33,506             41,672
                                                                                   -------            -------

           Total Liabilities                                                        55,241             64,538
                                                                                   -------            -------

MINORITY INTEREST IN AFFILIATES                                                      3,336              3,042
                                                                                  --------            -------

COMMITMENTS AND CONTINGENCIES (NOTE 14)

PARTNERS' CAPITAL
   Class A Units - 9,977,254 Units issued, 9,077,949 and
      9,193,159 outstanding in 1996 and 1995, respectively                          61,487             59,614
   Class B Subordinated Units - 143,773 Units issued
      and outstanding                                                                1,254              1,062
   Class C Units - 664,063 Units issued and outstanding in 1996
      (none in 1995)                                                                 5,146
   General Partner                                                                   3,307              2,981
   Treasury Units - 899,305 and 784,095
      Units in 1996 and 1995, respectively                                         (6,979)            (6,085)
                                                                                  -------            -------
           Partners' Capital - Net                                                  64,215             57,572
                                                                                   -------            -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                           $122,792           $125,152
                                                                                  ========            =======










               The accompanying notes are an integral part of the
                             financial statements.




                                          HALLWOOD ENERGY PARTNERS, L.P.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands except per Unit)



                                                                                 For the Years Ended December 31,
                                                                          1996               1995               1994

REVENUES:
   Oil revenue                                                           $ 19,534          $  17,240          $  15,470
   Gas revenue                                                             28,618             23,770             26,026
   Pipeline, facilities and other                                           2,492              2,444              2,403
   Interest                                                                   422                326                583
                                                                        ---------         ----------         ----------
                                                                           51,066             43,780             44,482
                                                                          -------           --------           --------

EXPENSES:
   Production operating                                                    11,511             11,298             12,177
   Facilities operating                                                       726                794                730
   General and administrative                                               4,540              5,580              5,630
   Depreciation, depletion and amortization                                13,500             15,827             18,168
   Impairment of oil and gas properties                                                       10,943              7,345
   Interest                                                                 3,878              4,245              3,839
   Litigation settlement                                                      230                386              3,370
                                                                        ---------         ----------          ---------
                                                                           34,385             49,073             51,259
                                                                          -------           --------           --------

OTHER INCOME (EXPENSES):
   Equity in earnings (loss) of HCRC                                        1,768            (2,273)            (1,499)
   Minority interest in net income of affiliates                          (2,723)            (1,465)            (1,822)
   Other                                                                                                              5
                                                                     ------------      -------------       ------------
                                                                            (955)            (3,738)            (3,316)
                                                                       ---------          ---------          ---------

NET INCOME (LOSS)                                                          15,726            (9,031)           (10,093)

CLASS C UNIT DISTRIBUTIONS ($1.00 PER UNIT)                                   664
                                                                        ---------

NET INCOME (LOSS) ATTRIBUTABLE TO
   GENERAL PARTNER, CLASS A AND
   CLASS B LIMITED PARTNERS                                              $ 15,062         $  (9,031)         $ (10,093)
                                                                          =======          ========           ========

ALLOCATION OF NET INCOME (LOSS):

General partner                                                         $   2,569          $   1,289          $   1,631
                                                                         ========           ========           ========
Class A and Class B Limited partners                                     $ 12,493          $(10,320)          $(11,724)
                                                                          =======           =======            =======
   Per Class A Unit and Class B Unit                                   $     1.34        $    (1.07)       $     (1.20)
                                                                        =========         =========         ==========
   Weighted average Class A Units and Class B Units
      and equivalent Units outstanding                                      9,292              9,683              9,807
                                                                         ========          =========          =========



               The accompanying notes are an integral part of the
                             financial statements.



                                                   HALLWOOD ENERGY PARTNERS, L.P.
                                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                                     (In thousands except Units)



                                 General             Class A             Class B             Class C              Treasury
                                  Partner              Units               Units               Units                 Units

Balance, December 31, 1993         $ 4,872            $ 95,956             $ 1,662                                   $(3,914)
Increase in Treasury
   Units                                                                                                                 (26)
Syndication costs                                         (34)
Distributions                      (2,452)             (7,052)               (116)
Net income (loss)                    1,631            (11,528)               (196)
                                    ------            -------             -------

Balance, December 31, 1994           4,051              77,342               1,350                                    (3,940)
Increase in Treasury
  Units                                                                                                               (2,145)
Syndication costs                                         (63)
Distributions                      (2,359)             (7,517)               (116)
Net income (loss)                    1,289            (10,148)               (172)
                                    ------            -------             -------

Balance, December 31, 1995           2,981              59,614               1,062                                    (6,085)
Increase in Treasury
   Units                                                                                                                (894)
Syndication costs                                         (12)
Issuance of Class C Units                              (5,146)                                  $5,146
Distributions                      (2,243)             (5,270)                                   (664)
Net income                           2,569              12,301                 192                 664
                                    ------             -------             -------              ------

Balance, December 31, 1996         $ 3,307            $ 61,487             $ 1,254              $5,146               $(6,979)
                                    ======             =======              ======               =====                ======




               The accompanying notes are an integral part of the
                             financial statements.



                                          HALLWOOD ENERGY PARTNERS, L.P.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)


                                                                               For the Years Ended December 31,
                                                                          1996               1995               1994

OPERATING ACTIVITIES:
   Net income (loss)                                                     $ 15,726           $ (9,031)          $(10,093)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Depreciation, depletion, amortization and
           impairment                                                      13,500             26,770             25,513
        Depreciation charged to affiliates                                    265                256                348
        Amortization of deferred loan costs and other
           assets                                                             167                201                260
        Noncash interest expense                                              219                289                394
        Minority interest in net income                                     2,723              1,465              1,822
        Take-or-pay recoupment                                               (376)              (571)              (313)
        Equity in (earnings) loss of HCRC                                  (1,768)             2,273              1,499
        Undistributed (earnings) loss of affiliates                          (187)              (886)               158
                                                                        ---------           --------          ---------

           Cash from operations before working capital
             changes                                                       30,269             20,766             19,588

   Changes in  operating  assets and  liabilities  provided  (used)  cash net of noncash activity:
        Oil and gas revenues receivable                                    (2,638)              (547)             3,341
        Trade receivables                                                  (1,647)               182              2,757
        Due from affiliates                                                 2,808             (1,161)            (1,529)
        Prepaid expenses and other current assets                             163                261              3,590
        Accounts payable and accrued liabilities                           (2,159)            (1,052)            (6,172)
        Due to affiliates                                                    (373)
           Net cash provided by operating activities                       26,423             18,449             21,575
                                                                          -------            -------            -------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment                              (3,148)            (2,727)            (3,657)
   Exploration and development costs incurred                              (9,467)            (8,404)            (9,978)
   Proceeds from sales of property, plant and equipment                     5,294                394              2,599
   Investment in affiliates                                                  (449)
   Refinance of Spraberry investment                                       (4,715)
   Other investing activities                                                                                       (25)
                                                                     ------------       ------------         ----------
           Net cash used in investing activities                          (12,485)           (10,737)           (11,061)
                                                                          -------            -------            -------

FINANCING ACTIVITIES:
   Payments of long-term debt                                             (11,373)            (7,379)           (12,375)
   Proceeds from long-term debt                                             9,000             15,000              4,300
   Distributions paid                                                      (8,176)           (10,020)            (9,547)
   Distributions paid by consolidated affiliates to
     minority interest                                                     (2,429)            (1,346)            (2,245)
   Payment of contract settlement                                            (305)            (1,336)            (1,343)
   Other financing activities                                                 (92)               (63)               (34)
                                                                       ----------         ----------         ----------
           Net cash used in financing activities                          (13,375)            (5,144)           (21,244)
                                                                          -------           --------            -------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                563              2,568            (10,730)

CASH AND CASH EQUIVALENTS:

   BEGINNING OF YEAR                                                        4,977              2,409             13,139
                                                                         --------           --------            -------

   END OF YEAR                                                          $   5,540          $   4,977          $   2,409
                                                                         ========           ========           ========

               The accompanying notes are an integral part of the
                             financial statements.

                         HALLWOOD ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Hallwood Energy Partners, L.P. ("HEP" or the "Partnership") is a publicly traded Delaware limited partnership engaged in the production, sale and transportation of oil and gas and in the acquisition, exploration, development and operation of oil and gas properties. The Partnership's properties are primarily located in the Rocky Mountain, Mid-Continent, Texas and Gulf Coast regions of the United States. The principal objectives of HEP are to maintain or expand its reserve base and to provide cash distributions to holders of its units representing limited partner interests ("Units"). HEPGP Ltd. became the general partner of HEP on November 26, 1996 after its former general partner, Hallwood Energy Corporation ("HEC") merged into The Hallwood Group Incorporated ("Hallwood Group"). HEPGP Ltd. is a limited partnership of which Hallwood Group is the limited partner and Hallwood G.P., Inc. ("Hallwood G.P."), a wholly owned subsidiary of Hallwood Group, is the general partner. HEP commenced operations in August 1985 after completing an exchange offer in which HEP acquired oil and gas properties and operations from HEC, 24 oil and gas limited partnerships of which HEC was the general partner, and certain working interest owners that had participated in wells with HEC and the limited partnerships.

The activities of HEP are conducted through HEP Operating Partners, L.P. ("HEPO") and EDP Operating, Ltd. ("EDPO"). HEP is the sole limited partner and HEPGP Ltd. is the sole general partner of HEPO and EDPO. Solely for purposes of simplicity herein, unless otherwise indicated, all references to HEP in connection with the ownership, exploration, development or production of oil and gas properties include HEPO and EDPO.

Accounting Policies

Consolidation

HEP fully consolidates majority owned entities and reflects a minority interest in the consolidated financial statements. HEP accounts for its interest in 50% or less owned affiliated oil and gas partnerships and limited liability companies using the proportionate consolidation method of accounting. HEP's investment in approximately 46% of the common stock of its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), is accounted for under the equity method.

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

As of December 31, 1996, HEP had a net over-produced position of 166,000 mcf ($372,000 valued at average gas prices). The general partner believes that this imbalance can be made up from or repaid by production on existing wells or from wells which will be drilled as offsets to existing wells and that this imbalance will not have a material effect on HEP's results of operations, liquidity and capital resources. HEP's oil and gas reserves as of December 31, 1996 have been decreased by 166,000 mcf in order to reflect HEP's gas balancing position.

Allocations

Partnership costs and revenues are allocated to Unitholders and the general partner pursuant to the partnership agreement as set forth below.


                                            Unitholders          General Partner

Property Costs and Revenues
   Initial acquisition costs -
     Acreage other than exploratory             100%                    0%
     Exploratory acreage                         98%                    2%
   Producing wells -
     Costs and revenues                          98%                    2%
   Development wells (1) -
     Costs through completion                   100%                    0%
     All other costs and revenues                95%                    5%
   Exploratory wells (1) -
     Costs through completion                    90%                   10%
     All other costs and revenues                75%                   25%
   All other costs and revenues                  98%                    2%

   (1) These percentages are for wells drilled under the EDPO partnership agreement. The majority of wells drilled under the HEPO partnership agreement share costs through completion in a ratio of 7.5% to the general partner and 92.5% to the Unitholders and share all other costs and revenues in a ratio of 18.75% to the general partner and 81.25% to the Unitholders.

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

Unproved  properties are withheld from the amortization  base until such time as
they  are  either   developed  or  abandoned.   The   properties  are  evaluated
periodically for impairment.

During 1996, HEP adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 provides the standards for accounting for the impairment of various long-lived assets. Substantially all of HEP's long-lived assets consist of oil and gas properties which are evaluated for impairment as described above. Therefore, the adoption of SFAS 121 did not have a material effect on the financial position or results of operations of HEP.

Deferred Liability

The deferred liability as of December 31, 1996 and 1995 consists primarily of HEP's share of the unrecouped portion of a 1989 take-or-pay settlement, which is recoupable in gas volumes.

Distributions

HEP paid a $.13 per Class A Unit and a $.25 per Class C Unit distribution on February 14, 1997 to Unitholders of record on December 31, 1996. This amount and the general partner distribution were accrued as of year end. At December 31, 1996 and 1995, distributions payable of $1,996,000 and $2,477,000, respectively were included in accounts payable and accrued liabilities. HEP declared distributions of $.52 per Class A Unit and $1.00 per Class C Unit for 1996 and $.80 per Class A and Class B Unit for 1995.

Income Taxes

No provision for federal income taxes is included in HEP's financial statements because, as a partnership, it is not subject to federal income tax and the tax effect of its activities accrues to the partners. In certain circumstances, partnerships may be held to be associations taxable as corporations. The Internal Revenue Service has issued regulations specifying circumstances under current law when such a finding may be made, and management has obtained an opinion of counsel based on those regulations that HEP is not an association taxable as a corporation. A finding that HEP is an association taxable as a corporation could have a material adverse effect on the financial position, cash flows and results of operations of HEP.

As a result of the differences in the accounting treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 1996 and 1995, the income tax bases of the Partnership's oil and gas properties were approximately $122,000,000 and $129,000,000, respectively.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Computation of Net Income Per Unit

Net income per Class A and Class B Unit is computed by dividing net income attributable to the Class A and Class B limited partners' interest (net income excluding income attributable to the general partner and Class C Units) by the weighted average number of Class A Units, Class B Units and equivalent Class A and Class B Units outstanding. The options to acquire Class A Units described in
Note 9 are considered to be Unit equivalents since June 1, 1996 because the market price of the Class A Units has exceeded the exercise price of the options since that date. The number of equivalent Units was computed using the treasury stock method which assumes that the increase in the number of Units is reduced by the number of Units which could have been repurchased by the Partnership with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the Class A Units during the reporting period). All Unit and per Unit information has been restated to reflect the issuance of Class A Units in connection with a lawsuit settlement further described in Note 12.

At December 31, 1996 and 1995, HEP owned approximately 46% and 40%, respectively of the outstanding common stock of HCRC, which owns approximately 19% of HEP's Class A Units; consequently, HEP has an interest in 899,305 and 784,095 of its own Units as of December 31, 1996 and 1995, respectively. These Units are treated as treasury Units in the accompanying financial statements.

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

Significant Customers

Although the Partnership sells the majority of its oil and gas production to a few purchasers, there are numerous other purchasers in the area in which HEP sells its production, therefore, the loss of its significant customers would not adversely affect HEP's operations. For the years ended December 31, 1996, 1995 and 1994, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Partnership:


                                     1996               1995               1994
                                     ----               ----               ----

Conoco Inc.                            28%                30%                23%
Marathon Petroleum Company             11%                14%                12%

Environmental Concerns

HEP is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 1996, HEP has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position of HEP in the oil and gas industry.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

NOTE 2 - OIL AND GAS PROPERTIES

The following table summarizes certain cost information related to HEP's oil and gas activities:


                                                 For the Years Ended December 31,
                                                  1996               1995               1994
                                                          (In thousands)

Property acquisition costs:
   Proved                                       $ 2,321            $ 2,727            $ 3,724
   Unproved                                         560                793                183
Development costs                                 9,587             11,880              4,995
Exploration costs                                   831              2,368              4,983
                                               --------             ------             ------
     Total                                      $13,299            $17,768            $13,885
                                                 ======             ======             ======

Depreciation, depletion, amortization and impairment expense related to proved oil and gas properties, per equivalent barrel of production for the years ended December 31, 1996, 1995 and 1994, was $4.35, $7.21 and $.70, respectively.

At December 31, unproved properties consist of the following:


                                                1996               1995
                                                ----               ----
                                                     (In thousands)

Texas                                         $1,062               $227
South Louisiana                                   11                 86
Utah                                                                137
Other                                            171                234
                                              ------                ---
                                              $1,244               $684
                                               =====                ===


NOTE 3 - PRINCIPAL ACQUISITIONS AND SALES

1996

On July 1, 1996, HEP and HCRC completed a transaction involving the acquisition from Fuel Resources Development Co., a wholly owned subsidiary of Public Service Company of Colorado, and other interest owners of their interests in 38 coal bed methane wells located in LaPlata County, Colorado and Rio Arriba County, New Mexico. Thirty-four of the wells, estimated to have reserves of 53 bcf, were assigned to 44 Canyon LLC ("44 Canyon"), a special purpose entity owned by a large east coast financial institution. The wells qualify for tax credits under
Section 29 of the Internal Revenue Code. HPI manages and operates the properties on behalf of 44 Canyon. The $28.4 million purchase price was funded by 44 Canyon through the sale of a volumetric production payment to an affiliate of Enron Capital & Trade Resources Corp., a subsidiary of Enron Corp., the sale of a subordinated production payment and certain other property interests for $3.45 million to an affiliate of HEP and HCRC, and additional cash contributed by the owners of 44 Canyon. The affiliate of HEP and HCRC which purchased the subordinated production payment and other property interests is owned equally by HEP and HCRC. The interests in the four wells in Rio Arriba County were acquired directly by HEP and HCRC.

1995

During 1995, HEP had no individually significant property acquisitions or sales.

1994

During the second quarter of 1994, HEP and HCRC formed a limited partnership with a third party for the purpose of producing natural gas qualified for the
Section 29 tax credit under the Internal Revenue Code. A limited liability company owned by HEP and HCRC is the general partner of the partnership. In 1994, HEP and HCRC sold a term working interest in certain wells in San Juan County, New Mexico to the limited partnership. In November 1996, HEP and HCRC sold to the limited partnership their 80% reversionary interest in the properties owned by the limited partnership. As consideration for the sale, HEP and HCRC received a production payment, an increase in incentive payments and a 90% springing reversionary interest in the properties.

In the 1994 transaction, HEP and HCRC received a cash payment totaling $3,400,000. HEP recorded its $1,870,000 share of the cash payment received as a credit to oil and gas properties in the accompanying financial statements. As a result of the 1994 and 1996 transactions, HEP and HCRC receive 97% of the cash flow from production from the wells sold until 22.3 bcf are produced from the wells (from November 1, 1996) and 80% of the cash flow until 31 bcf are produced. HEP and HCRC also receive quarterly cash incentive payments equal to 34% of the Section 29 tax credit generated from the production from the wells until 10.3 bcf are produced from the wells (from November 1, 1996), and 55% thereafter. HEP and HCRC share in all proceeds 55% and 45%, respectively.


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

The following table provides a summary of HEP's financial contracts:


                                   Oil
                      Quantity of Production
      Period                  Hedged              Contract Floor Price
                              (bbl)                     (per bbl)

       1994                   361,000                    $17.93
       1995                   380,000                     17.41
       1996                   300,000                     18.33
       1997                   346,000                     17.78
       1998                   103,000                     15.38
       1999                   16,000                      15.88

From 1997 forward, between 16% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HEP will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus between 25% and 75% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. From 1997 forward, between 32% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $17.50 to $19.35.

                                   Gas
                      Quantity of Production
      Period                  Hedged              Contract Floor Price
                              (mcf)                     (per mcf)

       1994                 6,461,000                    $1.88
       1995                 6,439,000                     1.94
       1996                 5,479,000                     1.94
       1997                 5,386,000                     1.97
       1998                 4,235,000                     2.02
       1999                 1,860,000                     1.86
       2000                 1,244,000                     2.01

From 1997 forward, between 0% and 43% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.78 to $2.93.

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


NOTE 5 - INVESTMENT IN AFFILIATED CORPORATION

HEP accounts for its approximate 46% interest in HCRC using the equity method of accounting. The following presents summarized financial information for HCRC at December 31, 1996, 1995 and 1994:


                                   1996               1995               1994
                                  ------             ------             -----
                                                 (In thousands)

Current assets                   $10,802            $ 8,312            $ 7,076
Noncurrent assets                 67,616             65,627             55,049
Current liabilities               10,849             15,514              6,646
Noncurrent liabilities            24,558             21,790             11,890
Revenue                           34,445             25,484             20,644
Net income (loss)                  8,160             (4,670)            (2,974)

No other individual entity in which HEP owns an interest comprises in excess of 10% of the revenues, net income or assets of HEP.

HCRC repurchased approximately 99,000 and 26,000 shares of its common stock in odd lot repurchase offers which were completed January 26, 1996 and May 3, 1996, respectively. HCRC resold 12,965 of these shares to HEP at the price paid by HCRC for such shares. As a result of these transactions, HEP's ownership in HCRC increased from 40% to 46% at the end of May 1996.

The following amounts represent HEP's share of the property related costs and reserve quantities and values of its equity investee HCRC (in thousands):

Capitalized Costs Relating to Oil and Gas Activities:


                                                                       As of December 31,
                                                               1996                   1995                    1994
                                                              ------                 ------                  -----

Unproved properties                                       $      573              $     230                $  1,052
Proved properties                                            113,085                 94,925                  89,284
Accumulated depreciation, depletion,
   amortization and property impairment                     (89,175)               (74,168)                (68,587)
                                                            -------                -------                 -------
Net property                                                $ 24,482               $ 20,987                $ 21,749
                                                             =======                =======                 =======

Costs Incurred in Oil and Gas Activities:


                                                                For the Years Ended December 31,
                                                                --------------------------------
                                                               1996                   1995                    1994
                                                              ------                 ------                  -----

Acquisition costs                                             $1,008               $  4,168                  $1,531
Development costs                                              3,670                  2,124                   1,531
Exploration costs                                                382                    845                     825
                                                             -------                -------                   -----
   Total                                                      $5,060               $  7,137                  $3,887
                                                               =====                =======                   =====

Results of Operations for Oil and Gas Activities:


                                                                 For the Years Ended December 31,
                                                                 --------------------------------
                                                               1996                   1995                    1994
                                                              ------                 ------                  -----

Oil and gas revenue                                          $11,690               $  7,825                 $ 6,522
Production operating expense                                 (3,790)                (2,894)                 (3,008)
Depreciation, depletion, amortization
   and property impairment expense                           (3,257)                (2,792)                 (3,695)
Income tax benefit (expense)                                      23                  (813)                      73
                                                            --------                ------                   ------
   Net income (loss) from oil and gas
     activities                                              $ 4,666                $ 1,326                $  (108)
                                                              ======                 ======                 ======

Proved Oil and Gas Reserve Quantities:


                                                    Gas                   Oil
                                                    Mcf                   Bbl
                                                           (unaudited)

Balance, December 31, 1996                        22,786                 2,680
                                                  ======                 =====
Balance, December 31, 1995                        15,782                 2,482
                                                  ======                 =====
Balance, December 31, 1994                        14,548                 1,771
                                                  ======                 =====

Standardized Measure of Discounted Future Net Cash Flows:


                                   (unaudited)

December 31, 1996                    $47,701
                                      ======
December 31, 1995                    $25,532
                                      ======
December 31, 1994                    $16,466
                                      ======


NOTE 6 - DEBT

HEP's long-term debt at December 31, 1996 and 1995 consisted of the following:


                                                  1996               1995
                                                 ------             -----
                                                       (In thousands)

Note Purchase Agreement                         $ 8,571            $12,857

Credit Agreement                                 26,700             24,700

Other                                                                   87

Total                                            35,271             37,644
Less current maturities                         (5,810)               (87)
                                                ------          ---------
Long-term debt                                  $29,461            $37,557
                                                 ======             ======

During the first quarter of 1995, HEP and its lenders amended HEP's Amended and Restated Credit Agreement ("Credit Agreement") to extend the term date of its line of credit to May 31, 1997. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities"), HEP has a borrowing base of $48,000,000. HEP has amounts outstanding at December 31, 1996 of $26,700,000 under the Credit Agreement and $8,571,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by an outstanding contract settlement obligation of $2,512,000 (See Note 7); therefore, its unused borrowing base totaled $10,217,000 at February 28, 1997.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1997 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of December 31, 1996.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75%. At December 31, 1996 the applicable interest rate was 7.4%. Interest is payable monthly, and 16 quarterly principal payments of $1,937,000, as adjusted for the anticipated borrowings to fund the Note Purchase Agreement payment due in 1997, commence May 31, 1997. HEP intends to extend the maturity date of its Credit Agreement prior to the commencement of the amortization period.

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

HEP entered into contracts to hedge its interest rate payments on $10,000,000 of its debt through the end of 1996, $15,000,000 for each of 1997 and 1998 and $10,000,000 for each of 1999 and 2000. HEP does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HEP's interest payments under its debt agreement which has a floating interest rate. In general, it is HEP's goal to hedge 50% of the principal amount of its debt for the next two years and 25% for each year of the remaining term of the debt. HEP has entered into four hedges, of which one is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the others are interest rate swaps with fixed rates ranging from 5.75% to 6.57%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

At December 31, 1996, HEP's debt maturity schedule is as follows:


                      (In thousands)

1997                            $ 5,810
1998                             12,032
1999                              7,746
2000                              7,746
2001                              1,937
                                 ------
Total                           $35,271
                                 ======


NOTE 7 - CONTRACT SETTLEMENT OBLIGATION

In the first quarter of 1989, HEP settled a take-or-pay contract claim on its Bethany-Longstreet field. In accordance with the settlement, HEP received $7,623,000 in cash. This amount was recoupable in cash or gas volumes from April 1992 through March 1996, with a cash balloon payment due during the first quarter of 1998. A liability has been recorded equal to the present value of this amount discounted at 10.68%, HEP's estimated borrowing cost at the time of settlement. HEP also repaid $1,629,000 which represented suspended payments to the pipeline for previous years in equal monthly installments of $33,937 which began April 1992 and continued through March 1996. This amount was previously recorded as an offset to the full cost pool at the time the contract was initially abrogated by the pipeline. As payment of this obligation was made it was charged to the full cost pool.

At December 31, 1996, the long-term contract settlement balance consists of a payment of $2,767,000 due in March 1998, net of unaccreted discount of $255,000.


NOTE 8 - PARTNERS' CAPITAL

HEP Units that trade on the American Stock Exchange under the symbol "HEP" are referred to as "Class A Units," and Units that trade under the symbol "HEPC" are referred to as "Class C Units."

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

3. An accumulated distribution deficit account is maintained for the benefit of the Class B Units for any distributions suspended under 2 above. The amount in the deficit account is payable in whole or in part to the Class B Unitholders in any quarter in which distributions equal to or greater than $.20 per Class A Unit are made on Class A Units.

The Class B Units may be converted into Class A Units on a 1:1 ratio at the option of the holder or holders thereof. Upon conversion, any amount remaining unpaid in the accumulated distribution deficit account relating to Class B Units converted is waived.

The Class B Units vote as a separate class on all matters required or otherwise brought for a vote of the Unitholders of HEP.

Class C Units

The Class C Units were issued on January 19, 1996 to Class A Unitholders in the ratio of one Class C Unit for every 15 Class A Units outstanding. In connection with the issuance of the Class C Units, HEP transferred $5,146,000 of partners capital from the Class A Unitholders to the Class C Unitholders based on the initial trading price of the Class C Units.

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


NOTE 9 - EMPLOYEE INCENTIVE PLANS

Every year beginning in 1992, the Board of Directors of the general partner has adopted an incentive plan. Each year the Board of Directors determines the percentage of HEP's interest in the cash flow from certain wells drilled, recompleted or enhanced during the year allocated to the incentive plan for that year. The specified percentage was 2.4% for 1996, 1.4% for domestic wells for 1995 and 1% for domestic wells for 1994. In 1994 and 1995, HEP also had an international incentive plan and the percentage interest in cash flow for that plan was 3%. Beginning in 1996, the domestic and international plans were combined. The specified percentage of cash flow is then allocated among certain key employees who are participants in the Plan for that year. Each award under the plan (with regard to domestic properties) represents the right to receive for five years a portion of the specified share of the cash award, the participants are each paid a share of an amount equal to a specified percentage (80% for 1995 and 1996 and 40% for

1994) of the remaining net present value of the qualifying wells, and the award for that year terminates. The expenses attributable to the plans were $148,000 in 1996, $119,000 in 1995 and $88,000 in 1994 and are included in general and administrative expense in the accompanying financial statements.

On January 31, 1995, the board of directors of the general partner approved the adoption of the Unit Option Plan ("Option Plan") to be used for the motivation and retention of directors, employees and consultants performing services for HEP. The plan authorizes the issuance of options to purchase 425,000 Class A Units. Grants of the total options authorized were made on January 31, 1995, vesting one-third at that time, an additional one-third on January 31, 1996 and the remaining one-third on January 31, 1997. The exercise price of the options is $5.75, which was the closing price of the Class A Units on January 30, 1995.

A summary of options granted under the Option Plan as of December 31, 1996 and 1995 and the changes therein during the years then ended on those dates is presented below:


                                                             1996                                     1995
                                                             ------                                    ----
                                                                       Exercise                                 Exercise
                                                    Units                Price               Units                Price

Outstanding at beginning of year                   425,000                $5.75
Granted                                                                                      425,000               $5.75
                                             -------------              -------              -------                ----
Outstanding at end of year                         425,000                $5.75              425,000               $5.75
                                                   =======                 ====              =======                ====

Options exercisable at year end                    283,330                                   141,665
                                                   =======                                   =======

The Partnership has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the Option Plan. Had compensation expense for the Option Plan been determined based on the fair value at the grant date for the options awarded in 1995 consistent with the provisions of SFAS 123, HEP's net income
(loss) and net income (loss) per Unit would have been reduced to the pro forma amounts indicated below:


                                                     1996               1995
                                                    ------             -----

Net income (loss):           as reported         $15,726,000       $(9,031,000)
                             pro forma            15,544,000        (9,432,000)
Net income (loss)
  per Class A and B Unit: as reported                  $1.34            $(1.07)
                             pro forma                  1.32             (1.11)

The fair value of the Unit options for disclosure purposes was estimated on the date of the grant using the Binomial Option Pricing Model with the following assumptions:


Expected dividend yield                                      6%
Expected price volatility                                   28%
Risk-free interest rate                                      7.6%
Expected life of options                                   10 years

NOTE 10 - RELATED PARTY TRANSACTIONS

HPI manages and operates certain oil and gas properties on behalf of independent joint interest owners, HEP and its affiliates. In such capacity, HPI pays all costs and expenses of operations and distributes all revenues associated with such properties. HPI has payables to affiliates of HEP of $159,000 at December 31, 1996 and receivables from affiliates of HEP of $2,808,000 at December 31, 1995, which represent net revenues net of operating costs and expenses. The intercompany balances are settled monthly.

HPI is reimbursed by HEP for costs and expenses which includes office rent, salaries and associated overhead for personnel of HPI engaged in the acquisition and evaluation of oil and gas properties (technical expenditures which are capitalized as costs of oil and gas properties) and lease operating and general and administrative expenses necessary to conduct the business of HEP (nontechnical expenditures which are expensed as general and administrative or production operating expenses). Reimbursements during 1996, 1995 and 1994 were as follows:


                        1996                   1995                    1994
                       ------                 ------                  -----
                                           (In thousands)

Technical              $1,249                 $1,100                   $ 747
Nontechnical            1,110                  1,321                   1,502

Included in the nontechnical allocation attributable to HEP's direct interest for 1996, 1995 and 1994 is approximately $152,000, $156,000 and $159,000, respectively,  of  consulting  fees under a consulting  agreement  with Hallwood
Group.
 Also included in the nontechnical allocation is $309,000, $369,000 and $363,000 in 1996, 1995 and 1994, respectively, representing costs incurred by Hallwood Group and its affiliates on behalf of the Partnership.

During the third quarter of 1994, HPI entered into a consulting agreement with its Chairman of the Board to provide advisory services regarding the activities of its affiliates. The amount of consulting fees allocated to the Partnership under this agreement is $125,000 in both 1996 and 1995 and $62,500 in 1994.


NOTE 11 - STATEMENT OF CASH FLOWS

Cash paid during 1996, 1995 and 1994 for interest totaled $3,492,000, $3,356,000 and $3,185,000, respectively.


NOTE 12 - LITIGATION SETTLEMENTS

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

Upon issuance, these Class A Units were treated, for financial statement purposes, as additional Class A Units issued in connection with the Transaction, which was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interest, and have been reflected as outstanding Class A Units since May 9, 1990, the date of the Transaction. As a result of the settlement, the number of Units outstanding and the net income
(loss) per Class A Unit and Class B Unit have been retroactively restated for all periods subsequent to the Transaction date.


NOTE 13 - LEGAL PROCEEDINGS

In June 1996, HEP and the other parties to the lawsuits styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. settled the lawsuits. The plaintiffs in the lawsuits claimed they had valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Evangeline Shrine Club #1 well and Duhon #1 well, which represented approximately .4% to 2.3% of HEP's interest in these properties, and they were entitled to a portion of the production from the wells dating from February 1990. In the settlement, HEP and the plaintiffs agreed to cross-convey interests in certain leases to one another, and HEP agreed to pay the plaintiffs $728,000. HEP has not recognized revenue attributable to the contested leases since January 1993. These revenues plus accrued interest, totaling $506,000, had been placed in escrow pending the resolution of the lawsuits. The excess of the cash paid over the escrowed amounts, is reflected as litigation settlement expense in the accompanying financial statements. The cross-conveyance of the interests in the leases resulted in a decrease in HEP's reserves of $374,000 in future net revenues, discounted at 10%.

The Partnership is involved in other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. The Partnership believes that its liability, if any, as a result of such proceedings and claims will not materially affect its financial condition, cash flows or operations.


NOTE 14 - COMMITMENTS

HPI leases office facilities under operating leases which expire in 1999. Rent expense under these leases is allocated to HEP and its affiliates. Remaining commitments under these leases mature as follows:


            Year Ending
            December 31,                       Annual Rentals
                                               (in thousands)

                1997                               $ 632
                1998                                 632
                1999                                 316
                                                     ---
                                                   $1,580


NOTE 15 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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




                                                                                December 31, 1996
                                                                       Carrying                  Estimated Fair
                                                                         Amount                       Value
                                                                                  (In thousands)

Liabilities:
   Interest rate hedge contracts                                         $      -0-                  $       250
   Oil and gas hedge contracts                                                  -0-                       20,000
   Current portion of long-term debt                                          5,810                        5,810
   Long-term debt                                                            29,461                       29,716
   Contract settlement                                                        2,512                        2,524

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

The current portion of long-term debt is carried in the accompanying balance sheets at an amount which is a reasonable estimate of its fair value.

The estimated fair value of long-term debt and contract settlement is determined using interest rates that could be available to the Partnership for similar instruments with similar terms.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

                         HALLWOOD ENERGY PARTNERS, L.P.
                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                DECEMBER 31, 1996
                                   (Unaudited)


The following reserve quantity and future net cash flow information for HEP represents proved reserves which are located in the United States. The reserves have been estimated by HPI's in-house engineers. A majority of these reserves has been reviewed by independent petroleum engineers. The determination of oil and gas reserves is based on estimates which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows provides a comparison of HEP's proved oil and gas reserves from year to year. No consideration has been given to future income taxes for HEP as it is not a tax paying entity. Under the guidelines set forth by the Securities and Exchange Commission (SEC), the calculation is performed using year end prices. At December 31, 1996, oil and gas prices averaged $24.18 per bbl of oil and $3.76 per mcf of gas for HEP, including its indirect interests in affiliated partnerships and the Mays. Future production costs are based on year end costs and include severance taxes. The present value of future cash inflows is based on a 10% discount rate. The reserve calculations using these December 31, 1996 prices result in 7.5 million bbls of oil, and 88.5 billion cubic feet of gas and a standardized measure of $206,000,000. The Mays are included on a consolidated basis, and 63,000 bbls of oil and 1.7 billion cubic feet of gas, representing a discounted present value of $6,800,000 are attributable to the minority ownership of these entities. This standardized measure is not necessarily representative of the market value of HEP's properties. The portion of the reserves attributable to the general partner's interest totaled 300,000 bbls of oil and 6 billion cubic feet of gas with a standardized measure of $16,000,000 at December 31, 1996.

HEP's standardized measure of future net cash flows has been decreased by $20,000,000 at December 31, 1996 for the effects of its hedge contracts. This amount represents the difference between year end oil and gas prices and the hedge contract prices multiplied by the quantities subject to contract, discounted at 10%.



                                          HALLWOOD ENERGY PARTNERS, L.P.
                                                RESERVE QUANTITIES
                                                  (In thousands)
                                                    (Unaudited)



                                                                                          Gas                     Oil
                                                                                           Mcf                    Bbls
Proved Reserves:
   Balance, December 31, 1993                                                           91,607                   5,453

   Extensions and discoveries                                                            5,985                   1,052
   Revisions of previous estimates                                                       1,318                   1,113
   Sales of reserves in place                                                            (816)                    (84)
   Purchase of reserves in place                                                           699                     143
   Production                                                                         (13,208)                   (939)
                                                                                      -------                 -------

   Balance, December 31, 1994                                                           85,585                   6,738

   Extensions and discoveries                                                            5,997                   1,902
   Revisions of previous estimates                                                       4,248                     464
   Sales of reserves in place                                                             (45)                    (41)
   Purchase of reserves in place                                                           362                      28
   Production                                                                         (13,035)                   (993)
                                                                                      -------                  ------

   Balance, December 31, 1995                                                           83,112                   8,098

   Extensions and discoveries                                                            1,683                     484
   Revisions of previous estimates                                                      10,552                     385
   Sales of reserves in place                                                          (3,369)                   (481)
   Purchase of reserves in place                                                         9,350                      17
   Production                                                                         (12,786)                   (972)
                                                                                      -------                  ------

   Balance, December 31, 1996                                                           88,542                   7,531
                                                                                       =======                  ======

Proved Developed Reserves:
   Balance, December 31, 1994                                                           79,699                   6,166
                                                                                       =======                  ======
   Balance, December 31, 1995                                                           77,378                   7,444
                                                                                       =======                  ======
   Balance, December 31, 1996                                                           85,848                   7,056
                                                                                       =======                  ======



                                          HALLWOOD ENERGY PARTNERS, L. P.
                             STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)



                                                                                 December 31,
                                                                        1996                   1995               1994
                                                                       ------                 ------             -----

Future cash flows                                                    $509,000               $317,000           $262,000
Future production and development costs                              (175,000)              (130,000)          (109,000)
                                                                     --------                -------            -------
Future net cash flows before discount                                 334,000                187,000            153,000
10% discount to present value                                        (128,000)               (63,000)           (49,000)
                                                                     --------                -------            -------
Standardized measure of discounted future net
   cash flows                                                        $206,000               $124,000           $104,000
                                                                      =======                =======            =======



                                          HALLWOOD ENERGY PARTNERS, L. P.
                      CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)



                                                                       For the Years Ended December 31,
                                                                        1996                   1995               1994

Standardized measure of discounted future net
   cash flows at beginning of year                                   $124,000               $104,000           $121,000
Sales of oil and gas produced, net of
   production costs                                                  (35,915)               (29,712)           (29,319)
Net changes in prices and production costs                             75,085                 17,015           (19,175)
Extensions and discoveries, net of future
   production and development costs                                     7,144                 16,836             10,537
Changes in estimated future development costs                         (7,492)               (11,868)            (5,614)
Development costs incurred                                              9,195                 11,880              4,995
Revisions of previous quantity estimates                               20,032                  6,817              6,852
Purchases of reserves in place                                         14,721                    513              1,334
Sales of reserves in place                                            (9,742)                  (281)            (1,131)
Accretion of discount                                                  12,400                 10,400             12,100
Changes in production rates and other                                 (3,428)                (1,600)              2,421
                                                                   ---------              ---------           ---------
Standardized measure of discounted future net
   cash flows at end of year                                         $206,000               $124,000           $104,000
                                                                      =======                =======            =======


ITEM 9 -   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURES

None.


                                                     PART III


ITEM 10 -    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The registrant is a limited partnership managed by the general partner and has no officers or directors. The general partner is HEPGP Ltd., a Colorado limited partnership. The general partner of HEPGP Ltd. is Hallwood G.P., Inc., a Delaware corporation, which is a wholly owned subsidiary of Hallwood Group.

The principal duties and powers of the general partner are arranging financing for HEP, seeking out, negotiating and acquiring for HEP suitable leases and other prospects, managing properties owned by HEP, generally dealing for HEP with third parties and attending to the general administration of HEP and its relations with the limited partners.

HEPGP Ltd. is the sole general partner of HEP. HEPGP Ltd. is a limited partnership, and its general partner is Hallwood G. P., Inc. Hallwood Petroleum, Inc. ("HPI") performs duties related to the management of HEP, including the operation of various properties in which HEP owns an interest.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of Hallwood G.P., Inc., and persons who own more than ten percent of HEP's Units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent owners are required by SEC regulation to furnish HEP with copies of all
Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no forms were required for those persons, HEP believes that, during the year ended December 31, 1996, all officers and directors of Hallwood G.P., Inc. and greater than ten-percent beneficial owners complied with applicable filing requirements.


ITEM 11 -    EXECUTIVE COMPENSATION

HEP pays no salaries or other direct remuneration to officers, directors or key employees of the general partner. HEP is charged for a portion of compensation paid by HPI based upon HPI's allocation procedures which are applied consistently to all entities which it manages.

For information regarding  reimbursement made to the general partner and HPI see
Item 8 - Financial Statements and Supplementary Data (Note 10 to the Financial Statements).

ITEM 12 -    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of February 27, 1997, about any individual, partnership or corporation which is known to HEP to be the beneficial owner of more than 5% of each class of Units issued and outstanding.


                                                         Class A                Class A                 Class C        Class C
                                                           Unit                   Unit                    Unit           Unit
     Name and Address of Owner                            Amount                Percent                  Amount        Percent
     -------------------------                           --------               -------                 --------       -------
The Hallwood Group Incorporated                             657,260 (1)           6.5       (1)              43,816      6.6
3710 Rawlins Street, Suite 1500
Dallas, Texas 75219
Hallwood Consolidated Resources Corporation               1,948,189               19.5                      129,877      19.5
4582 S. Ulster Street Parkway, Suite 1700
Denver, Colorado 80237
Heartland Advisors, Inc.                                  1,045,500 (2)           10.5      (2)
790 North Milwaukee Street
Milwaukee, WI 53202

   (1)  Includes 143,773 Class B Units (100% of the Class B Units) which are convertible into Class A Units one-
        for-one.

   (2) According to the Amendment to Schedule 13G filed February 14, 1997 by Heartland Advisors, Inc., the Units to which the schedule relates are held in investment advisory accounts of Heartland Advisors, Inc. As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities. No such account is known to have such an interest relating to more than 5% of the class.

As of February 27, 1997, officers and directors of the general partner, as a group, held 803 Class A Units and currently exercisable options to purchase 386,750 Class A Units, or 3.7% of the total Class A Units currently outstanding assuming exercise of all currently exercisable options held by officers and directors, and 52 Class C Units, or less than .01% of the total Class C Units currently outstanding.

See Item 8 - Financial Statements and Supplementary Data (Note 9 to the Financial Statements) for a description of HEP's Unit Option Plan.


ITEM 13 -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 - Financial Statements and Supplementary Data (Note 10 to the Financial Statements).

                                                      PART IV

ITEM 14 -    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  Financial Statements and Financial Statement Schedules.
         (See Index at Item 8).
   (b)  Reports on Form 8-K.
        HEP filed no current reports on Form 8-K during the last quarter of the period covered by this report. (c) Exhibits.

   (1)  4.1    -  Third Amended and Restated Agreement of Limited Partnership of
                    Hallwood Energy Partners, L. P.
   (5)  4.2    -  Unit Purchase Rights Agreement dated as of February 6, 1995 between HEP and The First National Bank of Boston.
   (9)  4.3    -  First Amendment to the Third Amended and Restated Agreement of
                    Limited Partnership of Hallwood Energy Partners, L. P.
        4.4    -  Amendment to the Third Amended and Restated Agreement of
                    Limited Partnership of Hallwood Energy Partners, L.P.
   (3)  10.1   -  Third Amended and Restated Agreement of Limited Partnership of
                    HEP Operating Partners, L.P.
   (7)  10.3   -  Second Amended and Restated Credit Agreement dated March 31,
                    1995.
   (2)  10.4   -  Amended and Restated Note Purchase Agreement dated May 7,1990.
                   (Exhibit 10.2)
   (3)  10.5   -  Amended and Restated Agreement of Limited Partnership of EDP
                   Operating, Ltd.
   (6)  10.6   -  Financial Consulting Agreement between The Hallwood Group
                   Incorporated and Hallwood Petroleum, Inc. dated June 30,1993.
   (4)  10.7   -  Financial Consulting Agreement between The Hallwood Group
                   Incorporated and Hallwood Petroleum, Inc. dated June 30,1994.
*  (4)  10.8   -  Compensation Agreement between Hallwood Petroleum, Inc. and
                   Anthony J. Gumbiner dated August 1, 1994.
*  (7)  10.9   -  Domestic Incentive Plan between the Partnership and Hallwood
                   Petroleum, Inc. dated January 14, 1993.
*  (8)  10.10  -  1995 Unit Option Plan
*  (7)  10.11  -  1995 Unit Option Plan Loan Program
        10.12  -  Amendment to the Third Amended and Restated Agreement of
                   Limited Partnership of HEP Operating Partners, L.P.
        10.13  -  Second Amendment to the Second Amended and Restated Agreement
                   of Limited Partnership of EDP Operating, Ltd.
   (9)  21     -  Subsidiaries of Registrant
        23.1   -  Consent of Deloitte & Touche LLP
        23.2   -  Consent of Deloitte & Touche LLP
        23.3   -  Consent of Deloitte & Touche LLP


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

        (7) Incorporated by reference to the same exhibit number filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
        (8) Incorporated by reference to the same exhibit number filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1994.
        (9) Incorporated by reference to the same exhibit number filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        *Designates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HALLWOOD ENERGY PARTNERS, L.P.
                                                BY:     HEPGP LTD.
                                                        General Partner
                                                BY:     HALLWOOD G.P., INC.
                                                        General Partner


Date: March 20, 1997                            By:/s/William L. Guzzetti
     -------------------------------------------   ----------------------
                                                       William L. Guzzetti
                                                       President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 Signature                                  Capacity                               Date



/s/Anthony J. Gumbiner                        Chairman of the Board and              March 20, 1997
----------------------------------------------                                       --------------
Anthony J. Gumbiner                           Director (Chief Executive Officer)


                                              Director                               March 20, 1997
Brian M. Troup


 /s/Hans-Peter Holinger                       Director                               March 20, 1997
Hans-Peter Holinger


/s/Rex A. Sebastian                           Director                               March 20, 1997
Rex A. Sebastian


/s/Nathan C. Collins                          Director                               March 20, 1997
Nathan C. Collins


/s/Robert S. Pfeiffer                         Principal Accounting Officer           March 20, 1997
----------------------------------------------                                       --------------
Robert S. Pfeiffer



Document: P:\DOC\HEPK.DOC
                                                       -52-



                                                 INDEX TO EXHIBITS


                                                                                                               Page

4.4      Amendment to the Third Amended and Restated Agreement of Limited
          partnership of Hallwood Energy Partners, L.P.                                                         55

10.12    Amendment to the Third Amended and Restated Agreement of Limited
          Partnership of HEP Operating Partners, L.P                                                            59

10.13    Second Amendment to the Second Amended and Restated Agreement of
          Limited Partnership of EDP Operating, Ltd.                                                            62

23.1     Consent of Deloitte & Touche LLP                                                                       65

23.2     Consent of Deloitte & Touche LLP                                                                       67

23.3     Consent of Deloitte & Touche LLP                                                                       69

Document: P:\DOC\HEPK.DOC
                                                       -53-