Form 10-Q
period 1997-03-31
HALLWOOD ENERGY PARTNERS LP
filed 1997-05-14
CIK 768172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


MARK ONE
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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

Number of Units outstanding as of May 13, 1997


Class A                                       9,977,254
Class B                                         143,773
Class C                                         664,063

                    Page 1 of 24 (Exhibit begins on Page 18)



PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                          HALLWOOD ENERGY PARTNERS, L. P.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)



                                                                                     March 31,              December 31,
                                                                                      1997                       1996

CURRENT ASSETS
     Cash and cash equivalents                                                       $  13,373              $    5,540
     Accounts receivable:
         Oil and gas revenues                                                            7,190                   9,405
         Trade                                                                           3,496                   4,507
     Prepaid expenses and other current assets                                             961                     928
                                                                                    ----------              ----------
              Total                                                                     25,020                  20,380
                                                                                      --------                --------

PROPERTY,  PLANT  AND  EQUIPMENT,  at cost  Oil and gas  properties  (full  cost method):
         Proved mineral interests                                                      609,989                 607,875
         Unproved mineral interests - domestic                                           1,547                   1,244
     Furniture, fixtures and other                                                       3,394                   3,366
                                                                                     ---------               ---------
              Total                                                                    614,930                 612,485

     Less accumulated depreciation, depletion,
         amortization and property impairment                                         (526,943)              (523,936)
                                                                                       -------                -------
              Total                                                                     87,987                  88,549
                                                                                      --------                --------

OTHER ASSETS
     Investment in common stock of HCRC                                                 14,680                  13,700
     Deferred expenses and other assets                                                    143                     163
                                                                                    ----------              ----------
              Total                                                                     14,823                  13,863
                                                                                      --------                --------

TOTAL ASSETS                                                                          $127,830                $122,792
                                                                                       =======                 =======













                                         (Continued on the following page)




                                          HALLWOOD ENERGY PARTNERS, L. P.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)




                                                                                     March 31,              December 31,
                                                                                        1997                    1996

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                         $ 16,312               $  15,185
     Net working capital deficit of affiliate                                              288                     159
     Due to affiliates                                                                     858                     581
     Current portion of contract settlement                                              2,569
     Current portion of long-term debt                                                  10,961                   5,810
                                                                                      --------               ---------
              Total                                                                     30,988                  21,735
                                                                                      --------                --------

NONCURRENT LIABILITIES
     Long-term debt                                                                     24,310                  29,461
     Contract settlement                                                                                         2,512
     Deferred liability                                                                  1,488                   1,533
                                                                                     ---------               ---------
              Total                                                                     25,798                  33,506
                                                                                     ---------                --------

              Total Liabilities                                                         56,786                  55,241
                                                                                      --------                --------

MINORITY INTEREST IN AFFILIATES                                                          3,451                   3,336
                                                                                     ---------               ---------

PARTNERS' CAPITAL
     Class A Units - 9,977,254 Units issued, 9,077,949
         outstanding in 1997 and 1996                                                   64,619                  61,487
     Class B Subordinated Units - 143,773 Units
         outstanding in 1997 and 1996                                                    1,324                   1,254
     Class C Units - 664,063 Units outstanding in 1997 and 1996                          5,146                   5,146
     General Partner                                                                     3,483                   3,307
     Treasury Units - 899,305 Units in 1997 and 1996                                    (6,979)                (6,979)
                                                                                     ---------              ---------
              Partners' Capital - Net                                                   67,593                  64,215
                                                                                      --------                --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $127,830                $122,792
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




                                          HALLWOOD ENERGY PARTNERS, L. P.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                        (In thousands except per Unit data)



                                                                                        For the Three Months Ended
                                                                                                March 31,
                                                                                        1997                    1996

REVENUES:
     Oil revenue                                                                    $    4,511              $    5,085
     Gas revenue                                                                         7,473                   7,808
     Pipeline, facilities and other                                                        763                     735
     Interest                                                                              123                      73
                                                                                    ----------             -----------
                                                                                        12,870                  13,701
                                                                                      --------                --------

EXPENSES:
     Production operating                                                                2,789                   3,030
     Facilities operating                                                                  178                     275
     General and administrative                                                          1,224                   1,168
     Depreciation, depletion and amortization                                            2,952                   3,862
     Interest                                                                              851                   1,122
                                                                                    ----------               ---------
                                                                                         7,994                   9,457
                                                                                     ---------               ---------

OTHER INCOME (EXPENSES):
     Equity in earnings of HCRC                                                            980                     376
     Minority interest in net income of affiliates                                        (560)                   (867)
                                                                                    ----------              ----------
                                                                                           420                    (491)
                                                                                    ----------              ----------

NET INCOME                                                                               5,296                   3,753

CLASS C UNIT DISTRIBUTIONS ($.25 PER UNIT)                                                 166                     166
                                                                                    ----------              ----------

NET INCOME ATTRIBUTABLE TO GENERAL PARTNER,
     CLASS A AND CLASS B LIMITED PARTNERS                                           $    5,130              $    3,587
                                                                                     =========               =========

ALLOCATION OF NET INCOME:
     General partner                                                               $       627             $       687
                                                                                    ==========              ==========
     Class A and Class B Limited partners                                           $    4,503              $    2,900
                                                                                     =========               =========
     Per Class A Unit and Class B Unit                                            $        .48            $        .31
                                                                                   ===========             ===========
     Weighted average Class A Units and Class B Units
         and equivalent Units outstanding                                                9,366                   9,271
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




                                          HALLWOOD ENERGY PARTNERS, L. P.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)


                                                                                         For the Three Months Ended
                                                                                                 March 31,
                                                                                        1997                    1996

OPERATING ACTIVITIES:
Net income                                                                          $    5,296                $  3,753
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation, depletion and amortization                                   2,952                   3,862
              Depreciation charged to affiliates                                            55                      56
              Amortization of deferred loan costs and other assets                          20                      33
              Noncash interest expense                                                      57                      54
              Equity in earnings of HCRC                                                  (980)                   (376)
              Minority interest in net income                                              560                     867
              Undistributed earnings of affiliates                                        (123)                   (456)
              Recoupment of take-or-pay liability                                          (45)                   (176)
                                                                                   -----------                --------

                  Cash from operations before working capital changes                    7,792                   7,617

     Changes in operating  assets and  liabilities  provided  (used) cash net of noncash activity:
              Oil and gas revenues receivable                                            2,215                    (790)
              Trade receivables                                                          1,011                    (280)
              Due from affiliates                                                                                 (527)
              Prepaid expenses and other current assets                                    (33)                    167
              Accounts payable and accrued liabilities                                   1,127                     730
              Due to affiliates                                                            331
                                                                                    ----------
                  Net cash provided by operating activities                             12,443                   6,917
                                                                                      --------                 -------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                           (469)                   (313)
     Exploration and development costs incurred                                         (1,708)                 (1,785)
     Proceeds from sales of property, plant and equipment                                                        1,293
     Other investing activities                                                            (70)                    (67)
                                                                                   -----------               ---------
                  Net cash used in investing activities                                 (2,247)                   (872)
                                                                                     ---------                --------

FINANCING ACTIVITIES:
     Payments of long-term debt                                                                                    (87)
     Distributions paid                                                                 (1,914)                 (2,216)
     Distributions paid by consolidated affiliates to minority interest                   (445)                   (332)
     Payment of contract settlement                                                                               (305)
     Syndication costs and capital contributions                                            (4)                    (12)
     Other financing activities                                                                                     (9)
                                                                                 -------------              ----------
                  Net cash used in financing activities                                 (2,363)                 (2,961)
                                                                                     ---------                 -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                7,833                   3,084

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                                      5,540                   4,977
                                                                                     ---------                 -------

END OF PERIOD                                                                        $  13,373                $  8,061
                                                                                      ========                 =======





The accompanying notes are an integral part of the financial statements.

                         HALLWOOD ENERGY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -       GENERAL

Hallwood Energy Partners, L. P. ("HEP") is a publicly traded Delaware limited partnership engaged in the development, production, sale and transportation of oil and gas and in the acquisition, exploration, development and operation of oil and gas properties. HEP's objective is to provide its partners with a balanced return through a combination of cash distributions and capital appreciation. To achieve its objective, HEP utilizes operating cash flow, first, to reinvest in operations to replace production; second, to maintain stable cash distributions to Unitholders; and third, to increase HEP's reserve base over time. HEP seeks to expand its reserve base by continually evaluating, prioritizing and developing its existing inventory of development, exploitation and exploration projects. In addition, HEP seeks to expand its inventory of projects through internal project development and select acquisitions. The general partner of HEP is HEPGP Ltd.

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

The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and accompanying notes included in HEP's December 31, 1996 Annual Report on Form 10-K.

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

Computation of Net Income Per Unit

Net income per Class A and Class B Unit is computed by dividing net income attributable to the Class A and Class B limited partners' interest (net income excluding income attributable to the general partner and Class C Units) by the weighted average number of Class A Units, Class B Units and equivalent Class A and Class B Units outstanding. The options to acquire Class A Units, which were issued during 1995, are considered to be Unit equivalents since January 1, 1997 because the market price of the Class A Units has exceeded the exercise price of the options since that date. The number of equivalent Units was computed using the treasury stock method which assumes that the increase in the number of Units is reduced by the number of Units which could have been repurchased by the Partnership with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the Class A Units during the reporting period).

HEP owns approximately 46% of the outstanding common stock of HCRC, while HCRC owns approximately 19% of HEP's Units. Consequently, HEP has an interest in 899,305 of its own Units at March 31, 1997 and December 31, 1996. These Units are treated as treasury units in the accompanying financial statements.

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share (EPS), and supersedes APB Opinion No. 15 and its related interpretations. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion No. 15. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and will require restatement of all prior period EPS data presented; earlier application is not permitted.

A comparison of EPS shown in the accompany financial statements with the pro forma amounts that would have been determined in accordance with SFAS 128 is as follows:


                                           For the Quarter Ending March 31,
                                           1997                         1996

Primary (Basic):
     As reported                           $ .48                        $ .31
     Pro forma                               .49                          .31

Fully Diluted (Diluted):
     As reported                             .48                          .31
     Pro forma                               .48                          .31

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period.


NOTE 2 -      DEBT

During the first quarter of 1995, HEP and its lenders amended and restated HEP's Amended and Restated Credit Agreement ("Credit Agreement") to extend the term date of its line of credit to May 31, 1997. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP has a borrowing base of $48,000,000. HEP has amounts outstanding at March 31, 1997 of $26,700,000 under the Credit Agreement and $8,571,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by an outstanding contract settlement obligation of $2,569,000; therefore, its unused borrowing base totaled $10,160,000 at May 13, 1997.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75% (7.4% at March 31, 1997). Interest is payable monthly, and quarterly principal payments of $1,669,000 commence May 31, 1997. HEP intends to extend the maturity date of its Credit Agreement prior to the commencement of the amortization period.

The borrowing base for the Credit Facilities is redetermined semiannually. The Credit Facilities are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. Additionally, aggregate distributions paid by HEP in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates.

HEP entered into contracts to hedge its interest rate payments on $15,000,000 of its debt for each of 1997 and 1998 and $10,000,000 for each of 1999 and 2000. HEP does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HEP's interest payments under its debt agreement, which has a floating interest rate. In general, it is HEP's goal to hedge 50% of the principal amount of its debt for the next two years and 25% for each year of the remaining term of the debt. HEP has entered into four hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the others are interest rate swaps with fixed rates ranging from 5.75% to 6.57%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.


NOTE 3 -      STATEMENTS OF CASH FLOWS

Cash paid for interest during the three months ended March 31, 1997 and 1996 was $774,000 and $842,000, respectively.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Cash Flow

HEP generated $12,443,000 of cash flow from operating activities during the first three months of 1997.

Cash was used primarily for:

     o   Additions to property and development costs incurred of $2,177,000 and

     o   Distributions to Unitholders of $1,914,000

When combined with miscellaneous other cash activity during the period, the result was an increase of $7,833,000 in HEP's cash from $5,540,000 at December 31, 1996 to $13,373,000 at March 31, 1997.

Development Projects and Acquisitions

Through March 31, 1997, HEP incurred approximately $2,177,000 for exploration, development and acquisition costs toward the 1997 capital budget of $12,500,000. The expenditures were comprised of approximately $1,708,000 for exploration and development expenditures and approximately $469,000 for property acquisitions. HEP intends to be very active in capital projects during the second and third quarters of 1997 with projects in more than 25 areas, including drilling 11 wells in the existing Spraberry Texas area, drilling/recompleting 15 wells in the existing West Texas Kermit area, and participating in or operating ten seismic prospects. HEP is reviewing possibilities in new locations in Louisiana, Montana, North Dakota, Oklahoma, Wyoming and Texas. HEP is currently bidding with a major oil company on an offshore exploration block in Peru.

A description of significant exploration and development projects to date in 1997 follows.

HEP has been active in 1997 in the Mercy Field within San Jacinto County, Texas with the drilling of an 11,000 foot development well and the deepening of an existing well to a different formation, both of which were successful. Both projects are currently in the completion phase with total costs estimated to HEP of approximately $400,000.

In 1996, HEP acquired 106 square miles of three dimensional (3-D) seismic data on the Cowden Ranch in Crane County, Texas. Two exploratory wells were drilled in 1996, both of which were dry. In early 1997, a third exploratory well was drilled at a total cost to HEP of $175,000. This well was dry in its target location and considered noncommercial in an identified shallow formation.

HEP also became active in Glasscock County, Texas in 1996 with the acquisition and processing of 66 square miles of 3-D seismic data and the drilling of one successful exploratory well prior to the end of the year. In 1997, HEP has incurred approximately $190,000 for the drilling of a second successful 10,000 foot delineation well. This well is currently producing at a rate of 230 equivalent barrels of oil per day, and HEP's working interest in this well is 30%. HEP currently plans to drill at least one development well in this area in 1997 and has identified additional exploration locations.

In the San Juan Basin of New Mexico, HEP is currently recompleting two wells at an estimated cost of $85,000. HEP plans to recomplete at least one more New Mexico well and up to seven of their San Juan Basin, Colorado wells in 1997.

The completion of projects begun in the fourth quarter of 1996 has cost HEP approximately $700,000 in the first quarter of 1997. These additional costs are comprised primarily of $230,000 for two exploratory wells in Louisiana and miscellaneous costs in the West Texas Kermit, Merkel and Cowden Ranch areas.

The Merkel Project area initially comprised 10 square miles of 3-D seismic data in Jones, Taylor and Nolan Counties, Texas. In 1996 HEP participated in the drilling of eight wells, seven of which were successful. These wells are all outside operated and HEP owns an average 12.5% working interest in this area. HEP plans to drill three additional wells in 1997. Based on the success of this area in 1996, HEP acquired 74 additional miles of 3-D seismic data adjacent to the nonoperated area and plans to drill a minimum of five wells in 1997, the first of which was dry. HEP will own a 30% working interest and will be the operator in the new area.

Distributions

HEP declared distributions of $.13 per Class A Unit and $.25 per Class C Unit, payable on May 15, 1997 to Unitholders of record on March 31, 1997.

Distributions on the Class B Units are suspended if the Class A Units receive a distribution of less than $.20 per Class A Unit per calendar quarter. In any quarter for which distributions of $.20 or more per unit are made on the Class A Units, the Class B Units are entitled to be paid, in whole or in part, suspended distributions.

Financing

During the first quarter of 1995, HEP and its lenders amended and restated HEP's Amended and Restated Credit Agreement ("Credit Agreement") to extend the term date of its line of credit to May 31, 1997. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP has a borrowing base of $48,000,000. HEP has amounts outstanding at March 31, 1997 of $26,700,000 under the Credit Agreement and $8,571,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by an outstanding contract settlement obligation of $2,569,000; therefore, its unused borrowing base totaled $10,160,000 at May 13, 1997.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus 1.875%, prime plus 1/2% or the Euro-Dollar rate plus 1.75% (7.4% at March 31, 1997). Interest is payable monthly, and quarterly principal payments of $1,669,000 commence May 31, 1997. HEP intends to extend the maturity date of its Credit Agreement prior to the commencement of the amortization period.

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

HEP entered into contracts to hedge its interest rate payments on $15,000,000 of its debt for each of 1997 and 1998 and $10,000,000 for each of 1999 and 2000. HEP does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HEP's interest payments under its debt agreement, which has a floating interest rate. In general, it is HEP's goal to hedge 50% of the principal amount of its debt for the next two years and 25% for each year of the remaining term of the debt. HEP has entered into four hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the others are interest rate swaps with fixed rates ranging from 5.75% to 6.57%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the Partnership's Unitholders and potential investors with certain information regarding the Partnership's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange act of 1934, as amended. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Partnership are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Partnership's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Partnership's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Partnership's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Partnership's periodic reports and filings with the Securities and Exchange Commission. Accordingly, Unitholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected.

Inflation and Changing Prices

Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEP, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly throughout 1996 and 1997. The following table presents the weighted average prices received each quarter by HEP and the effects of the hedging transactions discussed below.




                                      Oil                     Oil                      Gas                     Gas
                                (excluding the           (including the          (excluding the          (including the
                                  effects of               effects of              effects of              effects of
                                    hedging                 hedging                  hedging                 hedging
                                 transactions)            transactions)           transactions)           transactions)
                                   (per bbl)               (per bbl)                (per mcf)               (per mcf)

First quarter - 1996                 $18.05                  $17.97                    $2.41                   $2.30
Second quarter - 1996                 20.56                   20.15                     2.15                    2.12
Third quarter - 1996                  21.66                   20.73                     2.17                    2.11
Fourth quarter - 1996                 24.04                   22.23                     2.81                    2.43
First quarter - 1997                  22.10                   21.08                     2.89                    2.52

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

The following table provides a summary of HEP's outstanding financial contracts:


                                                                           Oil
                                                     Percent of Production             Contract
                     Period                                 Hedged                   Floor Price
                                                                                      (per bbl)

Last nine months of 1997                                      46%                       $17.78
1998                                                          21%                       $16.41
1999                                                           3%                       $15.88

Between 12% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HEP will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus between 25% and 75% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Between 32% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $17.50 to $19.35.


                                                                           Gas
                                                     Percent of Production             Contract
                     Period                                 Hedged                   Floor Price
                                                                                      (per mcf)

Last nine months of 1997                                      54%                       $1.97
1998                                                          48%                       $2.02
1999                                                          24%                       $1.86
2000                                                          18%                       $2.01

Between 0% and 43% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.78 to $2.93.

During the second quarter through April 23, 1997 the weighted average oil price (for barrels not hedged) was approximately $18.75 per barrel. The weighted average price of natural gas (for mcf not hedged) during that period was approximately $1.80 per mcf.

Inflation

Inflation did not have a material impact on HEP in 1996 and is not anticipated to have a material impact in 1997.

Results of Operations

The following tables are presented to contrast HEP's revenue, expense and earnings for discussion purposes. Significant fluctuations are discussed in the accompanying narrative. The "direct owned" column represents HEP's direct royalty and working interests in oil and gas properties. The "Mays" column represents the results of operations of six May Limited Partnerships which are consolidated with HEP. In 1997, HEP owned interests which ranged from 57.5% to 68.2% of the Mays, and in 1996, HEP's ownership in the Mays ranged from 54.5% to 68.3%.





                                           TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                                                     (In thousands except price)



                                              For the Quarter Ended March 31, 1997     For the Quarter Ended March 31, 1996
                                             ------------------------------------      ------------------------------------
                                                Direct                                    Direct
                                                Owned        Mays       Total              Owned        Mays          Total

Oil production (bbl)                              192           22        214                251           32           283
Gas production (mcf)                            2,609          359      2,968              2,884          510         3,394

Average oil price (per bbl)                    $20.90       $22.68     $21.08             $17.82       $19.16        $17.97
Average gas price (per mcf)                   $  2.41      $  3.28    $  2.52            $  2.08      $  3.54       $  2.30

Oil revenue                                  $  4,012    $     499   $  4,511           $  4,472    $     613      $  5,085
Gas revenue                                     6,295        1,178      7,473              6,002        1,806         7,808
Pipeline, facilities and other revenue            763                     763                735                        735
Interest income                                   106           17        123                 59           14            73
                                             --------    ---------   --------          ---------    ---------     ---------

   Total revenue                               11,176        1,694     12,870             11,268        2,433        13,701
                                               ------      -------     ------             ------      -------        ------

Production operating expense                    2,633          156      2,789              2,848          182         3,030
Facilities operating expense                      178                     178                275                        275
General and administrative expense              1,115          109      1,224              1,055          113         1,168
Depreciation, depletion, and amortization       2,611          341      2,952              3,330          532         3,862
Interest expense                                  851                     851              1,122                      1,122
Equity in income of HCRC                        (980)                   (980)              (376)                      (376)
Minority interest                                              560        560                             867           867
                                          -----------     --------   --------        -----------     --------      --------

   Total expense                                6,408        1,166      7,574              8,254        1,694         9,948
                                              -------      -------    -------            -------      -------       -------

      Net income                             $  4,768    $     528    $ 5,296           $  3,014    $     739      $  3,753
                                              =======     ========     ======            =======     ========       =======


First Quarter of 1997 Compared to First Quarter of 1996

Oil Revenue

Oil revenue decreased $574,000 during the first quarter of 1997 as compared with the first quarter of 1996. The decrease is the result of a decrease in production from 283,000 barrels in 1996 to 214,000 barrels in 1997, partially offset by an increase in the average oil price from $17.97 per barrel in 1996 to $21.08 per barrel in 1997. The decrease in oil production is due to a temporary production decline on the A.L. Boudreaux well in the Louisiana area as well as steep production declines on wells located in the West Texas area.

The effect of HEP's hedging transactions, as described under "Inflation and Changing Prices," during the first quarter of 1997, was to decrease HEP's average oil price from $22.10 per barrel to $21.08 per barrel, representing a reduction in revenue from hedging transactions of $218,000.

Gas Revenue

Gas revenue decreased $335,000 during the first quarter of 1997 as compared with the first quarter of 1996. The decrease is the result of a decrease in production from 3,394,000 mcf in 1996 to 2,968,000 mcf in 1997 partially offset by an increase in price from $2.30 per mcf in 1996 to $2.52 per mcf in 1997. The decrease in production is due to a temporary production decline on the A.L. Boudreaux well in the Louisiana area as well as steep production declines on wells located in the West Texas area.

The effect of HEP's hedging transactions during the first quarter of 1997, was to decrease HEP's average gas price from $2.89 per mcf to $2.52 per mcf, representing a $1,098,000 reduction in revenue from hedging transactions.

Interest Income

The increase in interest income of $50,000 during the first quarter of 1997 as compared with the first quarter of 1996 resulted from a higher average cash balance during the first quarter of 1997 as compared with the same period during 1996.

Production Operating Expense

Production operating expense decreased $241,000 during the first quarter of 1997 as compared with the first quarter of 1996, primarily due to decreased production taxes resulting from the lower production described above.

Facilities Operating Expense

Facilities operating expense represents the costs of operating and maintaining two gathering systems located in New Mexico. Costs decreased $97,000 during the first quarter of 1997 as compared with the first quarter of 1996 primarily due to the sale of a facility in Louisiana during the second quarter of 1996.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense decreased $910,000 during the first quarter of 1997 as compared with the first quarter of 1996. The decrease is primarily the result of lower capitalized costs in 1997 as compared with 1996, as well as a lower depletion rate in 1997 due to the decline in production previously discussed.

Interest Expense

Interest expense decreased $271,000 during the first quarter of 1997 as compared with the first quarter of 1996, primarily as a result of lower outstanding debt during 1997.

Equity in Income of HCRC

Equity in income of HCRC increased $604,000 during the first quarter of 1997 as compared with the first quarter of 1996. The increase is primarily due to HCRC's higher gas revenue and lower depreciation, depletion and amortization expense.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease of $307,000 is due to a decrease in the net income of the May Partnerships resulting primarily from decreased production on their properties.

PART II  -    OTHER INFORMATION


ITEM 1  -     LEGAL PROCEEDINGS

              Reference is made to Item 8 - Notes 12 and 13 of Form 10-K for the year ended December 31, 1996.


ITEM 2  -     CHANGES IN SECURITIES

              None.


ITEM 3  -     DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4  -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

              None.


ITEM 5  -     OTHER INFORMATION

              None.


ITEM 6  -     EXHIBITS AND REPORTS ON FORM 8-K

              10.14 - Financial Consulting Agreement

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


                                                  HALLWOOD ENERGY PARTNERS, L.P.
                                                  BY:      HEPGP LTD.
                                                           General Partner
                                                  BY:      HALLWOOD G.P., INC.
                                                           General Partner



Date:    May 13, 1997                         By: /s/Robert S. Pfeiffer
     ----------------------------------          ----------------------
                                              Robert S. Pfeiffer, Vice President
                                                  (Chief Financial Officer)