Form 10-Q
period 1997-06-30
HALLWOOD ENERGY PARTNERS LP
filed 1997-08-14
CIK 768172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


MARK ONE
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

Number of Units outstanding as of August 14, 1997


Class A                                       9,977,254
Class B                                         143,773
Class C                                         664,063


PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                          HALLWOOD ENERGY PARTNERS, L. P.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)



                                                                                      June 30,            December 31,
                                                                                       1997                 1996

CURRENT ASSETS
     Cash and cash equivalents                                                       $   5,562              $    5,540
     Accounts receivable:
         Oil and gas revenues                                                            6,010                   9,405
         Trade                                                                           3,207                   4,507
     Prepaid expenses and other current assets                                           1,191                     928
                                                                                      --------              ----------
              Total                                                                     15,970                  20,380
                                                                                       -------                --------

PROPERTY,  PLANT  AND  EQUIPMENT,  at cost
  Oil and gas  properties  (full  cost method):
         Proved mineral interests                                                      614,683                 607,875
         Unproved mineral interests - domestic                                           1,750                   1,244
     Furniture, fixtures and other                                                       3,421                   3,366
                                                                                     ---------               ---------
              Total                                                                    619,854                 612,485

     Less accumulated depreciation, depletion,
         amortization and property impairment                                         (529,538)              (523,936)
                                                                                       -------                -------
              Total                                                                     90,316                  88,549
                                                                                       -------                --------

OTHER ASSETS
     Investment in common stock of HCRC                                                 14,946                  13,700
     Deferred expenses and other assets                                                    122                     163
                                                                                    ----------              ----------
              Total                                                                     15,068                  13,863
                                                                                      --------                --------

TOTAL ASSETS                                                                          $121,354                $122,792
                                                                                       =======                 =======













                                         (Continued on the following page)

                                                        -2-



                                          HALLWOOD ENERGY PARTNERS, L. P.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                            (In thousands except Units)




                                                                               June 30,              December 31,
                                                                                 1997                    1996

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                         $ 15,669               $  15,185
     Net working capital deficit of affiliate                                              198                     159
     Due to affiliates                                                                     685                     581
     Current portion of contract settlement                                              2,628
     Current portion of long-term debt                                                                           5,810
                                                                                 -------------               ---------
              Total                                                                     19,180                  21,735
                                                                                       -------                --------

NONCURRENT LIABILITIES
     Long-term debt                                                                     29,986                  29,461
     Contract settlement                                                                                         2,512
     Deferred liability                                                                  1,237                   1,533
                                                                                     ---------               ---------
              Total                                                                     31,223                  33,506
                                                                                      --------                --------

              Total liabilities                                                         50,403                  55,241
                                                                                      --------                --------

MINORITY INTEREST IN AFFILIATES                                                          3,040                   3,336
                                                                                      --------               ---------

PARTNERS' CAPITAL
     Class A Units - 9,977,254 Units issued, 9,077,949
         outstanding in 1997 and 1996                                                   64,896                  61,487
     Class B Subordinated Units - 143,773 Units issued
         and outstanding in 1997 and 1996                                                1,351                   1,254
     Class C Units - 664,063 Units issued and outstanding
         in 1997 and 1996                                                                5,146                   5,146
     General Partner                                                                     3,497                   3,307
     Treasury Units - 899,305 Units in 1997 and 1996                                    (6,979)                (6,979)
                                                                                     ---------              ---------
              Partners' capital - net                                                   67,911                  64,215
                                                                                      --------                --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $121,354                $122,792
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



                                          HALLWOOD ENERGY PARTNERS, L. P.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                        (In thousands except per Unit data)



                                                                                      For the Three Months Ended
                                                                                                 June 30,
                                                                                       1997                    1996

REVENUES:
     Oil revenue                                                                     $   3,082               $   5,037
     Gas revenue                                                                         4,961                   6,921
     Pipeline, facilities and other                                                        786                     697
     Interest                                                                              136                     133
                                                                                     ---------               ---------
                                                                                         8,965                  12,788
                                                                                      --------                 -------

EXPENSES:
     Production operating                                                                2,536                   2,662
     Facilities operating                                                                  192                     157
     General and administrative                                                          1,030                     750
     Depreciation, depletion and amortization                                            2,540                   3,466
     Interest                                                                              748                     997
                                                                                     ---------               ---------
                                                                                         7,046                   8,032
                                                                                      --------                --------

OTHER INCOME (EXPENSES):
     Equity in earnings of HCRC                                                            266                     351
     Minority interest in net income of affiliates                                       (332)                   (604)
     Litigation settlement                                                                 273                   (228)
                                                                                     ---------              ---------
                                                                                           207                   (481)
                                                                                     ---------              ---------

NET INCOME                                                                               2,126                   4,275

CLASS C UNIT DISTRIBUTIONS ($.25 PER UNIT)                                                 166                     166
                                                                                     ---------               ---------

NET INCOME ATTRIBUTABLE TO GENERAL PARTNER,
     CLASS A AND CLASS B LIMITED PARTNERS                                            $   1,960               $   4,109
                                                                                      ========                ========

ALLOCATION OF NET INCOME:
     General partner                                                                $      249              $      646
                                                                                     =========               =========
     Class A and Class B limited partners                                            $   1,711               $   3,463
                                                                                      ========                ========
     Per Class A Unit and Class B Unit                                             $       .18             $       .37
                                                                                    ==========              ==========
     Weighted average Class A Units and Class B Units
         and equivalent Units outstanding                                                9,335                   9,246
                                                                                      ========                ========




                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.

                                                        -4-




                                          HALLWOOD ENERGY PARTNERS, L. P.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                        (In thousands except per Unit data)



                                                                                        For the Six Months Ended
                                                                                                  June 30,
                                                                                        1997                    1996

REVENUES:
     Oil revenue                                                                     $   7,593                $ 10,122
     Gas revenue                                                                        12,434                  14,729
     Pipeline, facilities and other                                                      1,549                   1,432
     Interest                                                                              259                     206
                                                                                     ---------               ---------
                                                                                        21,835                  26,489
                                                                                       -------                 -------

EXPENSES:
     Production operating                                                                5,325                   5,692
     Facilities operating                                                                  370                     432
     General and administrative                                                          2,254                   1,918
     Depreciation, depletion and amortization                                            5,492                   7,328
     Interest                                                                            1,599                   2,119
                                                                                      --------                --------
                                                                                        15,040                  17,489
                                                                                       -------                 -------

OTHER INCOME (EXPENSES):
     Equity in earnings of HCRC                                                          1,246                     727
     Minority interest in net income of affiliates                                       (892)                 (1,471)
     Litigation settlement                                                                 273                   (228)
                                                                                     ---------              ---------
                                                                                           627                   (972)
                                                                                     ---------              ---------

NET INCOME                                                                               7,422                   8,028

CLASS C UNIT DISTRIBUTIONS ($.50 PER UNIT)                                                 332                     332
                                                                                     ---------               ---------

NET INCOME ATTRIBUTABLE TO GENERAL PARTNER,
     CLASS A AND CLASS B LIMITED PARTNERS                                            $   7,090               $   7,696
                                                                                      ========                ========

ALLOCATION OF NET INCOME:
     General partner                                                                $      876               $   1,333
                                                                                     =========                ========
     Class A and Class B limited partners                                            $   6,214               $   6,363
                                                                                      ========                ========
     Per Class A Unit and Class B Unit                                             $       .66             $       .69
                                                                                    ==========              ==========
     Weighted average Class A Units and Class B Units
         and equivalent Units outstanding                                                9,354                   9,258
                                                                                      ========                ========






                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.

                                                        -5-




                                          HALLWOOD ENERGY PARTNERS, L. P.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)


                                                                                                For the Six Months Ended
                                                                                                         June 30,
                                                                                               1997                    1996

OPERATING ACTIVITIES:
Net income                                                                                  $   7,422               $   8,028
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation, depletion and amortization                                          5,492                   7,328
              Depreciation charged to affiliates                                                  110                     125
              Amortization of deferred loan costs and other assets                                 41                      78
              Noncash interest expense                                                            116                      55
              Equity in earnings of HCRC                                                       (1,246)                   (727)
              Minority interest in net income of affiliates                                       892                   1,471
              Undistributed earnings of affiliates                                                (73)                   (451)
              Recoupment of take-or-pay liability                                                (296)                   (216)
                                                                                            ---------               ---------

                  Cash from operations before working capital changes                          12,458                  15,691

     Changes in operating  assets and  liabilities  provided  (used) cash net of noncash activity:
              Oil and gas revenues receivable                                                   3,395                    (766)
              Trade receivables                                                                 1,300                     530
              Due from affiliates                                                                                       1,405
              Prepaid expenses and other current assets                                          (263)                     29
              Accounts payable and accrued liabilities                                            484                  (2,150)
              Due to affiliates                                                                  (489)                  1,849
                                                                                            ---------                --------
                  Net cash provided by operating activities                                    16,885                  16,588
                                                                                              -------                 -------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                                (1,759)                   (616)
     Exploration and development costs incurred                                                (4,920)                 (4,142)
     Proceeds from sales of property, plant and equipment                                          85                   5,263
     Refinance of Spraberry investment                                                                                 (4,715)
     Investment in affiliates                                                                     (70)                   (508)
                                                                                           ----------               ---------
                  Net cash used in investing activities                                        (6,664)                 (4,718)
                                                                                             --------                --------

FINANCING ACTIVITIES:
     Payments of long-term debt                                                                (5,285)                 (4,373)
     Proceeds from long-term debt                                                                                       6,000
     Distributions paid                                                                        (3,612)                 (4,207)
     Distributions paid by consolidated affiliates to minority interest                        (1,188)                 (1,335)
     Payment of contract settlement                                                                                      (305)
     Syndication costs and capital contributions                                                 (114)                    (12)
     Other financing activities                                                                                          (118)
                                                                                         ------------               ---------
                  Net cash used in financing activities                                       (10,199)                 (4,350)
                                                                                              -------                --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          22                   7,520

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                                             5,540                   4,977
                                                                                             --------                --------

END OF PERIOD                                                                               $   5,562                $ 12,497
                                                                                             ========                 =======

                                          The     accompanying   notes   are  an
                                                  integral part of the financial
                                                  statements.

                                                              -6-

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

HEP owns approximately 46% of the outstanding common stock of HCRC, while HCRC owns approximately 19% of HEP's Units. Consequently, HEP has an interest in 899,305 of its own Units at June 30, 1997 and December 31, 1996. These Units are treated as treasury units in the accompanying financial statements.

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

A comparison of EPS shown in the accompany financial statements with the pro forma amounts that would have been determined in accordance with SFAS 128 is as follows:


                                                    For the Quarter Ended June 30,           For the Six Months Ended June 30,
                                                      1997                  1996                 1997                 1996

Primary (Basic):
     As reported                                       $.18                  $.37                 $.66                 $.69
     Pro forma                                         $.19                  $.37                 $.67                 $.69

Fully Diluted (Diluted):
     As reported                                       $.18                  $.37                 $.66                 $.69
     Pro forma                                         $.18                  $.37                 $.66                 $.69

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period.


NOTE 2 -      DEBT

During the second quarter of 1997, HEP and its lenders amended and restated HEP's Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 1999. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP's borrowing base is $51,000,000. HEP has amounts outstanding at June 30, 1997 of $25,700,000 under the Credit Agreement and $4,286,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by an outstanding contract settlement obligation of $2,628,000; therefore, its unused borrowing base totaled $18,386,000 at August 14, 1997.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1998 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of June 30, 1997.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 1.875%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 1.75%. The applicable interest rate was 7.2% at June 30, 1997. Interest is payable monthly, and quarterly principal payments of $1,874,125, as adjusted for the anticipated borrowings to fund the Note Purchase Agreement payment due in April 1998, commence May 31, 1999.

The borrowing base for the Credit Facilities is redetermined semiannually. The Credit Facilities are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. Additionally, aggregate distributions paid by HEP in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of HEP is 50% or more of the borrowing base. Aggregate distributions paid by HEP are limited to 65% of cash flow from operations if the principal amount of debt is less than 50% of the borrowing base.

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


NOTE 3 -      STATEMENTS OF CASH FLOWS

Cash paid for interest during the six months ended June 30, 1997 and 1996 was $1,443,000 and $1,913,000, respectively.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Cash Flow

HEP generated $16,885,000 of cash flow from operating activities during the first six months of 1997.

Cash was used primarily for:

     o   Additions to property and development costs incurred of $6,679,000,

     o   Payments of long-term debt of $5,285,000, and

     o   Distributions to Unitholders of $3,612,000.

When combined with miscellaneous other cash activity during the period, the result was an increase of $22,000 in HEP's cash from $5,540,000 at December 31, 1996 to $5,562,000 at June 30, 1997.

Development Projects and Acquisitions

Through June 30, 1997, HEP incurred approximately $6,679,000 for exploration, development and acquisition costs toward the 1997 capital budget of $15,500,000. The expenditures were comprised of approximately $4,920,000 for exploration and development and approximately $1,759,000 for property acquisitions.

HEP's 1997 capital budget is allocated to the following: Permian/Delaware Basins, Gulf Coast Region, Rocky Mountain Region, and Mid-Continent Region. A description of HEP's significant exploration, exploitation, and development projects to date in 1997 follows.

Permian/Delaware Basins

HEP has allocated 36% (approximately $5,500,000) of its 1997 capital budget to the Permian/Delaware Basins located in Texas and Southeastern New Mexico. Thus far in 1997, HEP spent approximately $1,900,000 drilling 22 exploitation and development wells plus five exploration wells, and on the acquisition of undeveloped acreage and geological and geophysical data. Of the wells that were drilled, 22 (82%) are a success. During the remainder of 1997, HEP plans to drill 36 additional exploitation and development wells and nine exploration wells. In July, HEP acquired additional interests in 34 of its existing wells with potential net volumes of approximately 127,500 equivalent barrels of oil. A discussion of several of the larger projects within the Basins follows.

In 1996, HEP became active in the Garden City/Mills project in Glasscock County, Texas. This project included the acquisition and processing of 66 square miles of nonproprietary 3-D seismic data and the drilling of one successful exploratory well prior to the end of 1996. In 1997, HEP drilled a second successful 10,000 foot delineation well which is currently producing at a gross rate of 230 equivalent barrels of oil per day. HEP's working interest in this well is 25%. A third well in this area recently failed. HEP's 1997 costs incurred in this area to date are approximately $220,000. HEP will attempt to drill one additional exploitation well during the remainder of 1997.

The nonoperated Merkel Project consists of 10 square miles of proprietary 3-D seismic data in Jones, Taylor and Nolan Counties, Texas. HEP began its involvement in this area in 1995 with the successful completion of one well. In 1996, HEP participated in the drilling of eight additional wells, seven of which were successful. In 1997, HEP continued its participation with the drilling of two more successful wells, and four additional wells are currently underway. HEP's 1997 costs for these wells to date total approximately $115,000. HEP owns an average 10% working interest in this area.

Based on the success in the nonoperated Merkel area, HEP acquired 74 additional miles of proprietary 3-D seismic data adjacent to the nonoperated area. HEP owns an average 25% working interest in these wells, and HPI is the operator. HEP has drilled three successful wells and two unsuccessful wells in the area. Ten additional wells are scheduled to be drilled during the remainder of 1997. HEP's 1997 costs to date for drilling and acreage in the area are approximately $300,000.

HEP purchased an interest in a 3-D seismic shoot covering 85 square miles of acreage for the Griffin Project in Gaines County, Texas for $455,000. HEP has developed a number of prospects incorporating different geologic ideas which it plans to pursue in 1997 and future years. The first prospect, a 12,800 foot Devonian/Silurian well was drilled and subsequently plugged at a cost of approximately $165,000. HEP plans to drill 3 additional exploratory wells in the area in 1997.

In 1996, HEP acquired 106 square miles of 3-D seismic data on the Cowden Ranch in Crane County, Texas. In early 1997, an exploratory well was drilled at a total cost of approximately $230,000. This well was dry, and HEP does not plan to continue exploration in this area.

HEP drilled three successful development and exploitation wells in the Spraberry area of Texas and plans to drill an additional 10 wells during 1997. In 1997, HEP has spent approximately $225,000 in this area.

Rocky Mountain Region

At the current date, HEP has allocated approximately 11% (approximately $1,700,000) of its 1997 capital budget to the Rocky Mountain Region located in Colorado, Montana, North Dakota, Northwest New Mexico and Wyoming. To date, HEP spent approximately $870,000 on drilling and recompletion of 12 development and exploitation wells, one exploration well, and acquiring geological and geophysical data. Seven of these wells are a success, and HEP plans to drill an additional 16 wells in this region in 1997. A discussion of major projects within the region follows.

In the Lone Tree area of Montana, HEP drilled one exploitation well and performed two recompletions; one well was a success. Work on a fourth well in the area increased production on a gross basis by 50 barrels per day. Total 1997 costs for these Montana projects were approximately $320,000.

HEP also purchased a 12.5% interest in the Hudson Ranch project. This multi-objective exploration project focuses on several formations. HEP's 1997 costs to date for the project are approximately $315,000. The first well in the project is scheduled to be drilled in 1998.

Gulf Coast Region

HEP's 1997 capital budget allocation for the Gulf Coast Region in Louisiana and South and East Texas is approximately 18% (approximately $2,800,000). In 1997, HEP spent approximately $1,050,000 to drill and recomplete four exploitation wells and two exploration wells. Four of the wells were successful. HEP plans to drill four additional wells within the region during the remainder of 1997.

In 1997, HEP spent approximately $490,000 for tubing repairs, additional perforations and miscellaneous maintenance costs. In addition, HEP spent approximately $170,000 in 1997 for a 14,500 foot exploration well in the South Scott Field of Louisiana, which was unsuccessful.

HEP participated in the drilling of two Jeffress Field wells in Hidalgo County, Texas. Both wells are a success and have cost HEP approximately $475,000. One of the wells reported a first 24 hour test of 15,338 mcf of gas per day and 480 barrels of condensate per day on a gross basis. These wells are nonoperated, and HEP owns a 10% interest.

HEP has been active in the Mercy Field in San Jacinto County, Texas where it drilled an 11,000 foot development well and deepened an existing well to a different formation. Both wells were successful, and the estimated total costs to HEP is approximately $380,000.

Other

HEP's 1997 capital budget allocation for all other areas is approximately 35% (approximately $5,500,000). To date, HEP successfully recompleted four wells. HEP plans to drill 15 wells in the remainder of 1997.

HEP is currently participating in the Stealth Exploration Prospect in Garter County, Oklahoma. This structural test of two reservoirs will be 19,000 feet deep and will take nearly nine months to drill. HEP has the right of first refusal on five additional prospects developed by the same operator in the area. In 1997, HEP's cost is approximately $80,000 for its 5% interest in the well.

Projects  begun in the  fourth  quarter  of 1996  have  cost  HEP  approximately
$780,000 through the second quarter of 1997. These additional costs are comprised primarily of approximately $200,000 for two unsuccessful exploratory wells in the Gulf Coast Region and in the Permian/Delaware Basins.

Distributions

HEP declared distributions of $.13 per Class A Unit and $.25 per Class C Unit, payable on August 15, 1997 to Unitholders of record on June 30, 1997.

Distributions on the Class B Units are suspended if the Class A Units receive a distribution of less than $.20 per Class A Unit per calendar quarter. In any quarter for which distributions of $.20 or more per unit are made on the Class A Units, the Class B Units are entitled to be paid, in whole or in part, suspended distributions.

Financing

During the second quarter of 1997, HEP and its lenders amended and restated HEP's Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 1999. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP's borrowing base is $51,000,000. HEP has amounts outstanding at June 30, 1997 of $25,700,000 under the Credit Agreement and $4,286,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by an outstanding contract settlement obligation of $2,628,000; therefore, its unused borrowing base totaled $18,386,000 at August 14, 1997.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1998 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of June 30, 1997.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 1.875%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 1.75%. The applicable interest rate was 7.2% at June 30, 1997. Interest is payable monthly, and quarterly principal payments of $1,874,125, as adjusted for the anticipated borrowings to fund the Note Purchase Agreement payment due in April 1998, commence May 31, 1999.

The borrowing base for the Credit Facilities is redetermined semiannually. The Credit Facilities are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. Additionally, aggregate distributions paid by HEP in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of HEP is 50% or more of the borrowing base. Aggregate distributions paid by HEP are limited to 65% of cash flow from operations if the principal amount of debt is less than 50% of the borrowing base.

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

Inflation and Changing Prices

Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEP, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly throughout 1996 and through the second quarter of 1997. The following table presents the weighted average prices received each quarter by HEP and the effects of the hedging transactions discussed below.


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

First quarter - 1996                 $18.05                  $17.97                    $2.41                   $2.30
Second quarter - 1996                 20.56                   20.15                     2.15                    2.12
Third quarter - 1996                  21.66                   20.73                     2.17                    2.11
Fourth quarter - 1996                 24.04                   22.23                     2.81                    2.43
First quarter - 1997                  22.10                   21.08                     2.89                    2.52
Second quarter - 1997                 17.71                   17.71                     2.02                    1.98

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

The following table provides a summary of HEP's outstanding financial contracts:


             Oil
                                   Percent of Production             Contract
            Period                         Hedged                   Floor Price
                                                                     (per bbl)

Last six months of 1997                     47%                       $17.78
1998                                        21%                       $16.41
1999                                         3%                       $15.88

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


             Gas
                                   Percent of Production             Contract
            Period                         Hedged                   Floor Price
                                                                     (per mcf)

Last six months of 1997                     54%                        $1.97
1998                                        48%                        $2.02
1999                                         24%                       $1.86
2000                                        18%                        $2.01

Between 0% and 43% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.78 to $2.93.

During the third quarter through July 24, 1997 the weighted average oil price (for barrels not hedged) was approximately $18.50 per barrel. The weighted average price of natural gas (for mcf not hedged) during that period was approximately $2.10 per mcf.

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





                                           TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                                                     (In thousands except price)



                                                     For the Quarter Ended June 30, 1997      For the Quarter Ended June 30, 1996
                                                     -----------------------------------      -----------------------------------
                                                      Direct                                  Direct
                                                       Owned        Mays         Total         Owned        Mays           Total

Oil production (bbl)                                     158           16          174           224           26            250
Gas production (mcf)                                   2,220          286        2,506         2,810          459          3,269

Average oil price (per bbl)                           $17.52       $19.63       $17.71     $   20.05     $  20.96       $  20.15
Average gas price (per mcf)                          $  1.93      $  2.36      $  1.98    $     2.02    $    2.69      $    2.12

Oil revenue                                          $ 2,768      $   314      $ 3,082      $  4,492    $     545       $  5,037
Gas revenue                                            4,285          676        4,961         5,687        1,234          6,921
Pipeline, facilities and other                           786                       786           697                         697
Interest                                                 113           23          136           115           18            133
                                                     -------     --------      -------      --------    ---------       --------

   Total revenue                                       7,952        1,013        8,965        10,991        1,797         12,788
                                                      ------       ------       ------        ------      -------         ------

Production operating                                   2,410          126        2,536         2,496          166          2,662
Facilities operating                                     192                       192           157                         157
General and administrative                               941           89        1,030           631          119            750
Depreciation, depletion, and amortization              2,267          273        2,540         3,019          447          3,466
Interest                                                 748                       748           997                         997
Litigation settlement (income) expense                 (243)         (30)        (273)           222            6            228
Equity in earnings of HCRC                             (266)                     (266)         (351)                       (351)
Minority interest in net income of affiliates                         332          332                        604            604
                                                  ----------      -------      -------   -----------     --------       --------

   Total expense                                       6,049          790        6,839         7,171        1,342          8,513
                                                      ------      -------       ------       -------      -------        -------

      Net income                                     $ 1,903     $    223      $ 2,126      $  3,820    $     455       $  4,275
                                                      ======      =======       ======       =======     ========        =======






                                           TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                                                     (In thousands except price)



                                          For the Six Months Ended June 30, 1997         For the Six Months Ended June 30, 1996
                                          --------------------------------------          --------------------------------------
                                                Direct                                  Direct
                                                Owned        Mays         Total         Owned              Mays               Total

Oil production (bbl)                                350          38          388          475                 58                533
Gas production (mcf)                              4,829         645        5,474        5,694                969              6,663

Average oil price (per bbl)                      $19.37      $21.39       $19.57    $   18.87           $  19.97           $  18.99
Average gas price (per mcf)                     $  2.19     $  2.87      $  2.27   $     2.05          $    3.14          $    2.21

Oil revenue                                     $ 6,780    $    813      $ 7,593     $  8,964           $  1,158            $10,122
Gas revenue                                      10,580       1,854       12,434       11,689              3,040             14,729
Pipeline, facilities and other                    1,549                    1,549        1,432                                 1,432
Interest                                            219          40          259          174                 32                206
                                                -------    --------      -------     --------          ---------           --------

   Total revenue                                 19,128       2,707       21,835       22,259              4,230             26,489
                                                 ------      ------       ------       ------            -------             ------

Production operating                              5,042         283        5,325        5,344                348              5,692
Facilities operating                                370                      370          432                                   432
General and administrative                        2,056         198        2,254        1,686                232              1,918
Depreciation, depletion, and amortization         4,878         614        5,492        6,349                979              7,328
Interest                                          1,599                    1,599        2,119                                 2,119
Litigation settlement (income) expense            (243)        (30)        (273)          222                  6                228
Equity in earnings of HCRC                      (1,246)                  (1,246)        (727)                                 (727)
Minority interest in net income of affiliates                   892          892                           1,471              1,471
                                             ----------     -------      -------  -----------            -------            -------

   Total expense                                 12,456       1,957       14,413       15,425              3,036             18,461
                                                 ------      ------       ------       ------            -------             ------

      Net income                                $ 6,672    $    750      $ 7,422     $  6,834           $  1,194           $  8,028
                                                 ======     =======       ======      =======            =======            =======



Second Quarter of 1997 Compared to Second Quarter of 1996

Oil Revenue

Oil revenue decreased $1,955,000 during the second quarter of 1997 as compared with the second quarter of 1996. The decrease is the result of a decrease in production from 250,000 barrels in 1996 to 174,000 barrels in 1997, combined with a decrease in the average oil price from $20.15 per barrel in 1996 to $17.71 per barrel in 1997. Approximately 13% of the decrease in oil production is due to the temporary shut-in of two wells in the Louisiana area while workover procedures are performed, and the remainder of the decrease in production is due to steep production declines on wells located in the West Texas area.

HEP's hedging transactions, as described under "Inflation and Changing Prices," during the second quarter of 1997, had an immaterial effect on HEP's average oil price.

Gas Revenue

Gas revenue decreased $1,960,000 during the second quarter of 1997 as compared with the second quarter of 1996. The decrease is the result of a decrease in production from 3,269,000 mcf in 1996 to 2,506,000 mcf in 1997 combined with a decrease in price from $2.12 per mcf in 1996 to $1.98 per mcf in 1997. Approximately 64% of the decrease in production is due to the temporary shut-in of two wells in the Louisiana area while workover procedures are performed, and the remainder of the decrease in production is due to steep production declines on wells located in the West Texas area.

The effect of HEP's hedging transactions during the second quarter of 1997, was to decrease HEP's average gas price from $2.02 per mcf to $1.98 per mcf, representing a $100,000 reduction in revenue from hedging transactions.

Pipeline, Facilities and Other

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and incentive payments related to certain wells in San Juan County. Pipeline, facilities and other revenue increased $89,000 during the second quarter of 1997 as compared with the second quarter of 1996 due to the write-off of miscellaneous amounts no longer considered liabilities of HEP.

Production Operating Expense

Production operating expense decreased $126,000 during the second quarter of 1997 as compared with the second quarter of 1996, primarily due to decreased production taxes resulting from the lower production described above.

Facilities Operating Expense

Facilities operating expense represents the costs of operating and maintaining two gathering systems located in New Mexico. Costs increased $35,000 during the second quarter of 1997 as compared with the second quarter of 1996 primarily due to increased maintenance activity during 1997.

General and Administrative

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by the operating company on behalf of HEP. These expenses increased $280,000 during the second quarter of 1997 as compared with the second quarter of 1996 primarily due to the timing of the payment of consulting fees.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense decreased $926,000 during the second quarter of 1997 as compared with the second quarter of 1996. The decrease is primarily the result of a lower depletion rate in 1997 due to the decline in production previously discussed.

Interest Expense

Interest expense decreased $249,000 during the second quarter of 1997 as compared with the second quarter of 1996, primarily as a result of lower outstanding debt during 1997.

Equity in Earnings of HCRC

Equity in earnings of HCRC decreased $85,000 during the second quarter of 1997 as compared with the second quarter of 1996. The decrease is primarily due to HCRC's lower gas revenue resulting from decreased production combined with decreased oil and gas prices during the second quarter of 1997.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease of $272,000 is due to a decrease in the net income of the May Partnerships resulting primarily from decreased production on their properties.

Litigation Settlement

Litigation settlement income during the second quarter of 1997 is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation. Litigation settlement expense during the second quarter of 1996 consists primarily of expenses incurred to settle a property related lawsuit.

First Six Months of 1997 Compared to First Six Months of 1996

The comparisons for the first six months of 1997 and the first six months of 1996 are consistent with those discussed in the second quarter of 1997 compared to the second quarter 1996 except for the following:

Oil Revenue

Oil revenue decreased $2,529,000 during the first six months of 1997 as compared with the first six months of 1996. The decrease is the result of a decrease in production from 533,000 barrels in 1996 to 388,000 barrels in 1997, partially offset by an increase in the average oil price from $18.99 per barrel in 1996 to $19.57 per barrel in 1997. Approximately 11% of the decrease in oil production is due to the temporary shut-in of two wells in the Louisiana area while workover procedures are performed, and the remainder is due to steep production declines on wells located in the West Texas area.

The effect of HEP's hedging transactions during the first six months of 1997 was to decrease HEP's average oil price from $20.13 per barrel to $19.57 per barrel, representing a reduction in revenue from hedging transactions of $217,000.

Gas Revenue

Gas revenue decreased $2,295,000 during the first six months of 1997 as compared with the first six months of 1996. The decrease is the result of a decrease in production from 6,663,000 mcf in 1996 to 5,474,000 mcf in 1997 partially offset by an increase in price from $2.21 per mcf in 1996 to $2.27 per mcf in 1997. Approximately 57% of the decrease in production is due to the temporary shut-in of two wells in the Louisiana area while workover procedures are performed, and the remainder is due to steep production declines on wells located in the West Texas area.

The effect of HEP's hedging transactions during the first quarter of 1997 was to decrease HEP's average gas price from $2.49 per mcf to $2.27 per mcf, representing a $1,204,000 reduction in revenue from hedging transactions.

Facilities Operating Expense

Facilities operating expense decreased $62,000 during the first six months of 1997 as compared with the first six months of 1996 primarily due to the sale of a facility in Louisiana during the second quarter of 1996.

Equity in Earnings of HCRC

Equity in earnings of HCRC increased $519,000 during the first six months of 1997 as compared with the first six months of 1996. The increase is primarily due to lower operating expenses combined with lower depletion expense during 1997.

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

              Exhibit

              10.15 Third Amended and Restated Credit  Agreement dated as of
                    May 31, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             HALLWOOD ENERGY PARTNERS, L.P.
                             BY:      HEPGP LTD.
                                      General Partner
                                      BY:      HALLWOOD G.P., INC.
                                               General Partner



Date:  August 14 , 1997                      By:         /s/Robert S. Pfeiffer
     ------------------------                     ------------------------------
                                             Robert S. Pfeiffer, Vice President
                                                   (Chief Financial Officer)