Form 10-Q
period 1997-09-30
HALLWOOD ENERGY PARTNERS LP
filed 1997-11-14
CIK 768172

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549


                                                      Form 10-Q


MARK ONE
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

     [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The registrant is a limited partnership and issues Units (representing ownership of limited partner interests).

Number of Units outstanding as of November 14, 1997

                                            9,977,254
Class A
                                              143,773
Class B
                                              664,063
Class C


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                          HALLWOOD ENERGY PARTNERS, L. P.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)



                                                                             September 30,          December 31,
                                                                                1997                   1996


CURRENT ASSETS
     Cash and cash equivalents                                                 $  1,769             $    5,540
     Accounts receivable:
         Oil and gas revenues                                                     7,429                  9,405
         Trade                                                                    4,812                  4,507
     Due from affiliates                                                            996
     Prepaid expenses and other current assets                                    1,959                    928
                                                                                 --------               ------
              Total                                                              16,965                 20,380
                                                                                 --------               ------

PROPERTY, PLANT AND EQUIPMENT, at cost
     Oil and gas properties (full cost method):
         Proved mineral interests                                               620,049                607,875
         Unproved mineral interests                                               1,710                  1,244
     Furniture, fixtures and other                                                3,498                  3,366
                                                                                 ------                  -----
              Total                                                             625,257                612,485

     Less accumulated depreciation, depletion,
         amortization and property impairment                                 (532,758)               (523,936)
                                                                              ---------                --------
              Total                                                              92,499                 88,549

OTHER ASSETS
     Investment in common stock of HCRC                                          15,084                 13,700
     Deferred expenses and other assets                                             102                    163
                                                                                -------                 ------
              Total                                                              15,186                 13,863
                                                                                -------                -------

TOTAL ASSETS                                                                   $124,650               $122,792
                                                                               ========               ========











                                          (Continued on the following page)


                                          HALLWOOD ENERGY PARTNERS, L. P.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                            (In thousands except Units)




                                                                          September 30,         December 31,
                                                                              1997                   1996


CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                 $  16,767           $  15,185
     Net working capital deficit of affiliate                                       383                 581
     Due to affiliates                                                                                  159
     Current portion of contract settlement                                       2,690
     Current portion of long-term debt                                                                5,810
                                                                                -------              -------
              Total                                                              19,840              21,735
                                                                                -------              -------

NONCURRENT LIABILITIES
     Long-term debt                                                              31,986              29,461
     Contract settlement                                                                              2,512
     Deferred liability                                                           1,209               1,533
                                                                                 ------              ------
              Total                                                              33,195              33,506
                                                                                 ------              ------

              Total liabilities                                                  53,035              55,241
                                                                                 ------              ------

MINORITY INTEREST IN AFFILIATES                                                   3,174               3,336
                                                                                 ------              ------

PARTNERS' CAPITAL

     Class A Units - 9,977,254 Units issued, 9,077,949
         outstanding in 1997 and 1996                                            65,374              61,487
     Class B Subordinated Units - 143,773 Units issued
         and outstanding in 1997 and 1996                                         1,379               1,254
     Class C Units - 664,063 Units issued and outstanding
         in 1997 and 1996                                                         5,146               5,146
     General Partner                                                              3,521               3,307
     Treasury Units - 899,305 Units in 1997 and 1996                             (6,979)             (6,979)
                                                                                --------             ------
              Partners' capital - net                                            68,441              64,215
                                                                                --------             ------


TOTAL LIABILITIES AND PARTNERS' CAPITAL                                        $124,650            $122,792
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


                                          HALLWOOD ENERGY PARTNERS, L. P.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                        (In thousands except per Unit data)



                                                                                   For the Three Months Ended
                                                                                            September 30,
                                                                                 1997                     1996
                                                                                 -----                    ----


REVENUES:
     Oil revenue                                                               $  3,564               $  4,478
     Gas revenue                                                                  6,639                  6,593
     Pipeline, facilities and other                                                 523                    607
     Interest                                                                        69                    125
                                                                                 ------                 -------
                                                                                 10,795                 11,803
                                                                                 ------                --------

EXPENSES:
     Production operating                                                         2,882                  2,687
     Facilities operating                                                           190                    119
     General and administrative                                                     996                  1,215
     Depreciation, depletion and amortization                                     3,165                  3,226
     Interest                                                                       716                    928
                                                                                  -----                  -----
                                                                                  7,949                  8,175
                                                                                  -----                  -----

OTHER INCOME (EXPENSES):
     Equity in earnings of HCRC                                                     138                    500
     Minority interest in net income of affiliates                                 (449)                  (621)
     Litigation settlement                                                          (33)                    (2)
                                                                                   ------                  ----
                                                                                    (344)                 (123)
                                                                                    -----                  ----

NET INCOME                                                                        2,502                  3,505

CLASS C UNIT DISTRIBUTIONS ($.25 PER UNIT)                                          166                    166
                                                                                  ------                   ---



NET INCOME ATTRIBUTABLE TO GENERAL
     PARTNER, CLASS A AND CLASS B LIMITED PARTNERS                             $  2,336               $  3,339
                                                                                =======                =======
ALLOCATION OF NET INCOME:
     General partner                                                          $     532              $     590
                                                                              =========               ========
     Class A and Class B limited partners                                     $   1,804               $  2,749
                                                                              =========                =======
     Per Class A Unit and Class B Unit                                        $      .19               $    .30
                                                                              =========                ========

     Weighted average Class A Units and Class B Units
         and equivalent Units outstanding                                         9,335                  9,221
                                                                               ========                 ======


                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.


                                          HALLWOOD ENERGY PARTNERS, L. P.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                        (In thousands except per Unit data)



                                                                                  For the Nine Months Ended
                                                                                         September 30,
                                                                                1997                     1996
                                                                                -----                    ----

REVENUES:
     Oil revenue                                                                $11,157                $14,600
     Gas revenue                                                                 19,073                 21,322
     Pipeline, facilities and other                                               2,072                  2,039
     Interest                                                                       328                    331
                                                                                 ------                 -------
                                                                                 32,630                 38,292
                                                                                 ------                --------

EXPENSES:
     Production operating                                                         8,207                  8,379
     Facilities operating                                                           560                    551
     General and administrative                                                   3,250                  3,133
     Depreciation, depletion and amortization                                     8,657                 10,554
     Interest                                                                     2,315                  3,047
                                                                                 ------                 ------
                                                                                 22,989                 25,664
                                                                                 ------                 ------

OTHER INCOME (EXPENSES):
     Equity in earnings of HCRC                                                   1,384                  1,227
     Minority interest in net income of affiliates                               (1,341)                (2,092)
     Litigation settlement                                                          240                   (230)
                                                                                 ------                 -------
                                                                                    283                 (1,095)
                                                                                  ------                -------

NET INCOME                                                                        9,924                 11,533


CLASS C UNIT DISTRIBUTIONS ($.75 PER UNIT)                                          498                    498
                                                                                    ----                   ---

NET INCOME ATTRIBUTABLE TO GENERAL
     PARTNER, CLASS A AND CLASS B LIMITED PARTNERS                             $  9,426                $11,035
                                                                                =======                 ======

ALLOCATION OF NET INCOME:
     General partner                                                           $  1,408               $  1,923
                                                                               ========                =======
     Class A and Class B limited partners                                      $  8,018               $  9,112
                                                                               =========               =======
     Per Class A Unit and Class B Unit                                       $      .86             $      .99
                                                                              ==========             =========

     Weighted average Class A Units and Class B Units
         and equivalent Units outstanding                                         9,348                  9,246
                                                                                 ======                 ======


                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.



                                          HALLWOOD ENERGY PARTNERS, L. P.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)


                                                                                 For the Nine Months Ended
                                                                                         September 30,
                                                                              1997                    1996
                                                                              -----                   ----



OPERATING ACTIVITIES:
Net income                                                                $    9,924                $  11,533
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
      activities:
         Depreciation, depletion and amortization                              8,657                   10,554
         Depreciation charged to affiliates                                      165                      195
         Amortization of deferred loan costs and other assets                     61                      122
         Noncash interest expense                                                178                      163
         Equity in earnings of HCRC                                           (1,384)                   (1,227)
         Minority interest in net income of affiliates                         1,341                    2,092
         Undistributed earnings of affiliates                                     73                     (553)
         Recoupment of take-or-pay liability                                     (97)                    (331)
                                                                               ------                    -----
              Cash from operations before working capital changes             18,918                   22,548

Changes in operating assets and liabilities  provided (used) cash net of noncash activity:
         Oil and gas revenues receivable                                       1,976                     (146)
         Trade receivables                                                      (305)                  (1,243)
         Due from affiliates                                                    (996)                   2,287
         Prepaid expenses and other current assets                             (1,031)                   (339)
         Accounts payable and accrued liabilities                              1,488                   (1,220)
         Due to affiliates                                                     (1,772)                    861
                                                                              -------                  -------
              Net cash provided by operating activities                       18,278                   22,748
                                                                              -------                  ------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                (2,499)                 (2,667)
     Exploration and development costs incurred                                (9,073)                 (6,838)
     Proceeds from sales of property, plant and equipment                          85                   5,287
     Refinance of Spraberry investment                                                                 (4,715)
     Investment in affiliates                                                     (76)                   (517)
                                                                               -------                 -------
              Net cash used in investing activities                           (11,563)                 (9,450)
                                                                              ---------                ------

FINANCING ACTIVITIES:
     Payments of long-term debt                                                (5,288)                  (8,373)
     Proceeds from long-term debt                                                2,000                  6,000
     Distributions paid                                                        (5,583)                 (6,180)
     Distributions paid by consolidated affiliates to minority interest        (1,503)                 (1,778)
     Payment of contract settlement                                                                      (305)
     Syndication costs and capital contributions                                                          (12)
     Other financing activities                                                  (115)                   (128)
                                                                              --------              ---------
              Net cash used in financing activities                           (10,486)                (10,776)
                                                                             ---------               --------

                                                                               (3,771)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    2,522


CASH AND CASH EQUIVALENTS:


BEGINNING OF PERIOD                                                            5,540                    4,977


END OF PERIOD                                                              $   1,769                $   7,499
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

                         HALLWOOD ENERGY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -  GENERAL

Hallwood Energy Partners, L. P. ("HEP" or the "Partnership") is a publicly traded Delaware limited partnership engaged in the development, acquisition and production of oil and gas properties in the continental United States. HEP=s objective is to provide its partners with an attractive return through a combination of cash distributions and capital appreciation. To achieve its objective, HEP utilizes operating cash flow, first, to reinvest in operations to maintain its reserve base and production; second, to make stable cash distributions to Unitholders; and third, to grow HEP=s reserve base over time. HEP's future growth will be driven by a combination of development of existing projects, exploration for new reserves and select acquisitions. The general partner of HEP is HEPGP Ltd.

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

HEP owns approximately 46% of the outstanding common stock of HCRC, while HCRC owns approximately 19% of HEP's Units. Consequently, HEP has an interest in 899,305 of its own Units at September 30, 1997 and December 31, 1996. These Units are treated as treasury units in the accompanying financial statements.

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (ASFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share (EPS), and supersedes APB Opinion No. 15 and its related interpretations. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion No. 15. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and will require restatement of all prior period EPS data presented; earlier application is not permitted.

A comparison of EPS shown in the accompanying financial statements with the pro forma amounts that would have been determined in accordance with SFAS 128 is as follows:

                                   For the Quarter Ended September 30,       For the Nine Months Ended September 30,
                                        1997                 1996                  1997                  1996

Primary (Basic):
     As reported                        $.19                 $.30                  $.86                  $.99
     Pro forma                          $.20                 $.30                  $.87                  $.99

Fully Diluted (Diluted):
     As reported                        $.19                 $.30                  $.86                  $.99
     Pro forma                          $.19                 $.30                  $.86                  $.99

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period.


NOTE 2 - DEBT

During the second quarter of 1997, HEP and its lenders amended and restated HEP's Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 1999. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP=s borrowing base is $46,000,000 at October 31, 1997. HEP had amounts outstanding at September 30, 1997 of $27,700,000 under the Credit Agreement and $4,286,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by an outstanding contract settlement obligation of $2,690,000 and borrowings of $2,000,000 made subsequent to September 30, 1997; therefore, its unused borrowing base totaled $11,324,000 at October 31, 1997.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1998 through additional borrowings under the Credit Agreement; thus, no portion of HEP=s Note Purchase Agreement is classified as current as of September 30, 1997.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 1.875%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 1.75%. The applicable interest rate was 7.2% at September 30, 1997. Interest is payable monthly, and quarterly principal payments of $2,124,000, as adjusted for the $2,000,000 of borrowings made subsequent to September 30, 1997 as well as the anticipated borrowings to fund the Note Purchase Agreement payment due in April 1998, commence May 31, 1999.

                                                       -16-
The borrowing base for the Credit Facilities is redetermined semiannually. The Credit Facilities are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. Additionally, aggregate distributions paid by HEP in any 12 month period are limited to 50% of cash flow from operations before working capital changes and 50% of distributions received from affiliates, if the principal amount of debt of HEP is 50% or more of the borrowing base. Aggregate distributions paid by HEP are limited to 65% of cash flow from operations before working capital changes and 65% of distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

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


NOTE 3 - STATEMENTS OF CASH FLOWS

Cash paid for interest during the nine months ended September 30, 1997 and 1996 was $2,077,000 and $2,761,000, respectively.


NOTE 4 - SUBSEQUENT EVENT

In October 1997 the Partnership filed with the Securities and Exchange Commission a registration statement covering the sale by the Partnership of 1,500,000 newly issued Class C Units. The Partnership intends to use the net proceeds from the offering to accelerate the drilling of its project inventory and, in the interim, to repay a portion of its outstanding indebtedness under its Credit Agreement. A registration statement relating to the Class C Units has been filed with the Securities and Exchange Commission but has not yet become effective. The Class C Units may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This information shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the Class C Units in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Cash Flow

HEP generated $18,278,000 of cash flow from operating activities during the first nine months of 1997.

Cash was used primarily for:

     !   Additions to property and development costs incurred of $11,572,000

     !   Payments of long-term debt of $5,285,000, and

     !   Distributions to Unitholders of $5,583,000.


When combined with long-term borrowings of $2,000,000 and miscellaneous other cash activity during the period, the result was a decrease of $3,771,000 in HEP's cash from $5,540,000 at December 31, 1996 to $1,769,000 at September 30, 1997.

Development Projects and Acquisitions

Through September 30, 1997, HEP incurred approximately $11,572,000 for exploration, development and acquisition costs toward the 1997 capital budget of $15,500,000. The expenditures were comprised of approximately $9,073,000 for exploration and development and approximately $2,499,000 for property acquisitions. As of September 30, 1997, HEP's reserve replacement from extensions, purchases and revisions totals 75% of its estimated 1997 production.

HEP's 1997 capital budget is allocated to the following: Permian/Delaware Basins, Gulf Coast Region, Rocky Mountain Region, and other areas. A description of HEP's significant exploration and development projects through the third quarter of 1997 follows.

Permian/Delaware Basins

HEP has allocated 37% (approximately $5,750,000) of its 1997 capital budget to the Permian/Delaware Basins located in Texas and Southeast New Mexico. Through the end of the third quarter, HEP spent approximately $3,800,000 drilling 19 development wells and 16 exploration wells, and on the acquisition of undeveloped acreage and geological and geophysical data. Of the wells that were drilled, 25 (71%) are a success. During the last quarter of 1997, HEP plans to drill 18 additional development wells and 14 exploration wells. A discussion of several of the larger projects within the Basins follows.

HEP spent approximately $815,000 successfully recompleting two wells and drilling two unsuccessful exploration wells in the Catclaw Draw area in Eddy County, New Mexico. HEP has a 70% working interest in the wells and plans to workover one well in the fourth quarter of 1997.

The Partnership's nonoperated interest in the Merkel Project includes 10 square miles of proprietary 3-D seismic data in Jones, Taylor and Nolan Counties, Texas. HEP began its involvement in this area in 1995 with the successful completion of one well. In 1996, HEP participated in the drilling of eight additional wells, seven of which were successful. In 1997, HEP continued its participation with the drilling of three development and two exploration wells. Four of the wells are a success. HEP plans to participate in the drilling of three more exploration wells during the fourth quarter of 1997 and has seven potential locations. HEP's 1997 costs for the area total approximately $135,000. HEP owns an average 10% working interest in this area.

Based on the success in the nonoperated Merkel area, HEP acquired 74 additional square miles of proprietary 3-D seismic data adjacent to the nonoperated area. HEP owns an average 25% working interest in the area, and HPI is the operator. HEP has drilled four successful and three unsuccessful exploration wells in the area. Four exploration wells are scheduled to be drilled during the fourth quarter of 1997, and 22 potential locations exist for drilling in 1998. HEP's 1997 costs for drilling and acreage in the area are approximately $450,000.

HEP purchased an interest in proprietary 3-D seismic data and selected acreage within an 85 square mile area, referred to as the Griffin Project, for approximately $460,000. HEP has developed a number of prospects in the Griffin Project which it plans to pursue in the fourth quarter of 1997 and future years. Through the third quarter, HEP has drilled two exploratory wells, for approximately $390,000, one of which is successful. HEP plans to drill two exploration wells during the remainder of 1997 and future plans will be developed based on the results of the exploration wells. HEP owns an approximate 25% working interest in the area.

HEP spent approximately $260,000 in 1997 to drill four successful development wells in the Spraberry area of West Texas. In July, HEP acquired additional interests in 34 of its existing wells at a cost of approximately $510,000. HEP plans to drill eight additional development wells in the fourth quarter of 1997. HEP owns an approximate 55% working interest in these wells. During the first nine months of 1997, HEP successfully drilled two and recompleted eight development wells, all of which were successful, in the East Keystone project in Winkler County, Texas, at a cost of approximately $245,000. HEP plans to drill two and recomplete three development wells and to initiate pilot secondary recovery operations during the fourth quarter of 1997. HEP has a 35% working interest in the wells.

In 1996, HEP acquired 106 square miles of 3-D seismic data on the Cowden Ranch in Crane County, Texas. In early 1997, an exploratory well was drilled at a total cost of approximately $230,000. This well was dry, and HEP does not plan to continue exploration in this area.

In 1996, HEP became active in the Garden City/Mills project in Glasscock County, Texas. This project included the interpretation of 66 square miles of nonproprietary 3-D seismic data and the drilling of one successful exploratory well prior to the end of 1996. In the first nine months of 1997, HEP drilled a second successful delineation well. HEP's costs incurred to drill one successful exploration well, through September 30, 1997 are approximately $225,000. HEP will attempt to drill one additional exploration well during the remainder of 1997 and future plans will be developed based on the results of the exploration wells. HEP's working interest in the well is 25%.

Also in the fourth quarter of 1997, HEP plans to drill one and recomplete three development wells in the Carlsbad area in Lea County, New Mexico. HEP has a 35% working interest.

Rocky Mountain Region

HEP has allocated approximately 11% (approximately $1,700,000) of its 1997 capital budget to the Rocky Mountain Region located in Colorado, Montana, North Dakota, Northwest New Mexico and Wyoming. Through the third quarter 1997, HEP spent approximately $1,120,000 drilling seven development wells, drilling four exploration wells, and acquiring geological and geophysical data and land. Three of the wells are a success, and HEP plans to drill an additional three development wells and two exploration wells in this region in the last quarter of 1997. A discussion of major projects within the region follows.

In the San Juan Basin in LaPlata County, Colorado and Rio Arriba County, New Mexico, HEP has an interest in a special purpose entity owned by a large east cost financial institution that has an interest in 34 wells. Through September 30, 1997, four successful recompletions were performed on these wells and two additional development wells are planned to be recompleted in the fourth quarter of 1997. This work and other activity in the San Juan region is expected to yield significant upward reserve revisions.

In the Lone Tree area of Montana, HEP drilled two development and two exploration wells during the first nine months of 1997. One development and one exploration well are successful. Total 1997 costs for the Montana project were approximately $360,000. HEP plans to drill one exploration well in the fourth quarter 1997.

HEP  also  purchased  a  12.5%   interest  in  the  Hudson  Ranch   project,   a
multi-objective exploration project generated from 120 square miles of 2-D proprietary seismic data. HEP's 1997 costs for the project are approximately $325,000. A 3-D seismic data acquisition program is underway and exploratory drilling is anticipated to begin in 1998.

Gulf Coast Region

HEP's 1997 capital budget allocation for the Gulf Coast Region in Louisiana and South and East Texas is approximately 18% (approximately $2,800,000). In 1997, HEP spent approximately $2,250,000 drilling one development well, drilling four exploration wells and acquiring acreage. Two of the wells are successful. HEP plans to directionally drill one 10,000 foot exploration well in the Bigeneria Humblei formation from the shore to a bottom hole location under the waters of the Gulf of Mexico. The well is planned to be spud in the fourth quarter of 1997. HEP owns a 12.5% working interest.

In 1997, HEP spent approximately $771,000 for tubing repairs, additional perforations, workovers, and miscellaneous maintenance costs. HEP also spent approximately $630,000 in the first nine months of 1997 for two exploration wells in Louisiana which were unsuccessful.

HEP  participated  in the  developing  of two  Jeffress  Field  wells in Hidalgo
County, Texas. Both wells are successful and have cost HEP approximately $685,000. The wells are nonoperated, and HEP owns a 10% interest.

HEP has been active in the Mercy Field in San Jacinto County, Texas where it drilled an 11,000 foot development well and deepened an existing well to a different formation during the first nine months of 1997. Both wells are successful, and the estimated total costs to HEP were approximately $430,000.

Other

HEP's 1997 capital budget allocation for all other areas is approximately 34% (approximately $5,250,000). Through September 30, 1997, HEP has incurred approximately $520,000 on nine successful development projects and three unsuccessful exploration wells. HEP plans to drill four additional development wells and six exploration wells during the fourth quarter of 1997.

At September 30, 1997, HEP is participating in an exploration prospect in Carter County, Oklahoma. The project is a 19,000 feet deep multi-formation structural test. For the first nine months of 1997, HEP's cost is approximately $245,000 for its 5% interest in the well.

In September 1997, HEP and an unaffiliated partner were awarded a deep-water exploration block offshore of northern Peru. HEP has a 7.5% working interest. Its partner is proceeding with a 1,200 mile seismic program to further evaluate the project. HEP's partner, a major oil company, is the operator, and HEP has a carried interest until drilling begins.

Projects begun in the fourth quarter of 1996 have cost HEP approximately $800,000 through the third quarter of 1997. The additional costs are comprised primarily of approximately $200,000 for two unsuccessful exploratory wells in the Gulf Coast Region and in the Permian/Delaware Basins.

As a result of environmental and title problems, HEP has terminated its previously disclosed agreement to acquire for $9.8 million properties located principally in Texas. The seller of the properties is disputing HEP's right to terminate the agreement and has demanded that the parties proceed to arbitration.

Distributions

HEP declared distributions of $.13 per Class A Unit and $.25 per Class C Unit, payable on November 14, 1997 to Unitholders of record on September 30, 1997.

Distributions on the Class B Units are suspended if the Class A Units receive a distribution of less than $.20 per Class A Unit per calendar quarter. In any quarter for which distributions of $.20 or more per unit are made on the Class A Units, the Class B Units are entitled to be paid, in whole or in part, suspended distributions.

Financing

During the second quarter of 1997, HEP and its lenders amended and restated HEP's Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 1999. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities") HEP=s borrowing base is $46,000,000 as of October 31, 1997. HEP has amounts outstanding at September 30, 1997 of $27,700,000 under the Credit Agreement and $4,286,000 under the Note Purchase Agreement. HEP's borrowing base is further reduced by an outstanding contract settlement obligation of $2,690,000 and borrowings of $2,000,000 made subsequent to September 30, 1997; therefore, its unused borrowing base totaled $11,324,000 at October 31, 1997.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1998 through additional borrowings under the Credit Agreement; thus, no portion of HEP=s Note Purchase Agreement is classified as current as of September 30, 1997.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 1.875%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 1.75%. The applicable interest rate was 7.2% at September 30, 1997. Interest is payable monthly, and quarterly principal payments of $2,124,000, as adjusted for the $2,000,000 of borrowings made subsequent to September 30, 1997 as well as the anticipated borrowings to fund the Note Purchase Agreement payment due in April 1998, commence May 31, 1999.

The borrowing base for the Credit Facilities is redetermined semiannually. The Credit Facilities are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. Additionally, aggregate distributions paid by HEP in any 12 month period are limited to 50% of cash flow from operations before working capital changes and 50% of distributions received from affiliates, if the principal amount of debt of HEP is 50% or more of the borrowing base. Aggregate distributions paid by HEP are limited to 65% of cash flow from operations before working capital changes and 65% of distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

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

In October 1997 the Partnership filed with the Securities and Exchange Commission a registration statement covering the sale by the Partnership of 1,500,000 newly issued Class C Units. The Partnership intends to use the net proceeds from the offering to accelerate the drilling of its project inventory and, in the interim, to repay a portion of its outstanding indebtedness under its Credit Agreement. A registration statement relating to the Class C Units has been filed with the Securities and Exchange Commission but has not yet become effective. The Class C Units may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This information shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the Class C Units in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.

Inflation and Changing Prices

Prices

Prices received for oil and gas production depend upon numerous factors that are beyond the control of HEP, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly throughout 1996 and through the third quarter of 1997. The following table presents the weighted average prices received each quarter by HEP and the effects of the hedging transactions discussed below.



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

                                    (per bbl)                (per bbl)            (per mcf)           (per mcf)



First quarter - 1996                    $18.05                $17.97                 $2.41               $2.30
Second quarter - 1996                    20.56                 20.15                  2.15                2.12
Third quarter - 1996                     21.66                 20.73                  2.17                2.11
Fourth quarter - 1996                    24.04                 22.23                  2.81                2.43
First quarter - 1997                     22.10                 21.08                  2.89                2.52
Second quarter - 1997                    17.71                 17.71                  2.02                1.98
Third quarter - 1997                     18.40                 18.47                  2.25                2.13


HEP has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The revenue associated with these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

The following tables provide a summary of HEP's outstanding financial contracts:


                                                  Oil

                                   Percent of Production            Contract
             Period                        Hedged                 Floor Price
                                                                   (per bbl)



Last three months of 1997                   48%                      $17.78

1998                                        26%                      $17.12

1999                                         3%                      $15.88

Certain of HEP's financial contracts for oil are participating hedges whereby HEP will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus between 25% and 75% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Certain other of HEP's financial contracts for oil are collar agreements whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $17.50 to $19.35.

                                                  Gas

                                   Percent of Production            Contract
             Period                        Hedged                 Floor Price
                                                                   (per mcf)



Last three months of 1997                   46%                      $1.97

1998                                        46%                      $2.04

1999                                        27%                      $1.87

2000                                        16%                      $2.01

Certain of HEP's financial contracts for natural gas are collar agreements whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.78 to $2.93. During the fourth quarter through October 31, 1997 the weighted average oil price (for barrels not hedged) was approximately $20.20 per barrel. The weighted average price of natural gas (for mcf not hedged) during that period was approximately $3.15 per mcf.

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



                                                                 TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                                                                           (In thousands except price)



                                         For the Quarter Ended September 30, 1997       For the Quarter Ended September 30,1996
                                         ----------------------------------------       ---------------------------------------

                                              Direct                                  Direct
                                               Owned       Mays      Total             Owned             Mays             Total


Oil production (bbl)                               171          22        193            188                 28               216
Gas production (mcf)                             2,734         380      3,114          2,692                435             3,127

Average oil price (per bbl)                   $  18.42    $  18.86   $  18.47       $  20.54           $  22.03          $  20.73
Average gas price (per mcf)                   $   2.08   $    2.54  $    2.13      $    2.02          $    2.66         $    2.11


Oil revenue                                   $  3,149   $     415   $  3,564       $  3,861          $     617          $  4,478
Gas revenue                                      5,675         964      6,639          5,434              1,159             6,593
Pipeline, facilities and other revenue             523                    523            607                                  607
Interest income                                     53          16         69            110                 15               125
                                                 -----        ----      -----          -----              -----             -----
   Total revenue                                 9,400       1,395     10,795         10,012              1,791            11,803
                                                 -----       -----     ------         ------              -----            ------

Production operating                             2,743         139      2,882          2,511                176             2,687
Facilities operating                               190                    190            119                                  119
General and administrative                         902          94        996          1,140                 75             1,215
Depreciation, depletion, and amortization        2,876         289      3,166          2,787                439             3,226
Interest                                           716                    716            928                                  928
Litigation settlement expense                        9          24         33              1                  1                 2
Equity in earnings of HCRC                        (138)                  (138)          (500)                                 (500)
Minority interest in net income of affiliates                  449        449                                621               621
                                                 ------      -----       -----           -----              ---                ---
   Total expense                                 7,298         995      8,293           6,986              1,312             8,298
                                                 -----       -----      ------          -----              -----            ------

Net income                                    $  2,102   $     400   $  2,502        $  3,026          $     479          $  3,505
                                              ========       =====   ========          =======           ========           =======





                                                                 TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                                                                           (In thousands except price)



                                   For the Nine Months Ended September 30, 1997       For the Nine Months Ended September 30,1996

                                              Direct                                Direct
                                               Owned      Mays      Total            Owned              Mays            Total


Oil production (bbl)                               521         60        581              663              86              749
Gas production (mcf)                             7,563      1,025      8,588            8,386           1,404            9,790

Average oil price (per bbl)                   $  19.06   $  20.47   $  19.20         $  19.34        $  20.64         $  19.49
Average gas price (per mcf)                   $   2.15    $  2.75   $   2.22       $    2.04       $    2.99        $    2.18


Oil revenue                                   $  9,929   $  1,228    $11,157          $12,825        $  1,775          $14,600
Gas revenue                                     16,255      2,818     19,073           17,123           4,199           21,322
Pipeline, facilities and other                   2,072                 2,072            2,039                            2,039
Interest                                           272         56        328              284              47              331
                                                ------       -----     -----           ------            ----            -----
   Total revenue                                28,528      4,102    32,630            32,271           6,021           38,292
                                                ------      ------   -------           ------           -------         ------
Production operating                             7,785        422      8,207            7,855             524            8,379
Facilities operating                               560                   560              551                              551
General and administrative                       2,958        292      3,250            2,826             307            3,133
Depreciation, depletion, and amortization        7,754        903      8,657            9,136           1,418           10,554
Interest                                         2,315                 2,315            3,047                            3,047
Litigation settlement (income) expense            (234)        (6)      (240)             223               7              230
Equity in earnings of HCRC                      (1,384)               (1,384)          (1,227)                         (1,227)
Minority interest in net income of affiliates               1,341      1,341                            2,092            2,092
                                                 ------     -----    -------            ----            -----            -----
   Total expense                                 19,754      2,952     22,706           22,411           4,348           26,759
                                                 ------     ------    -------          ------            -----           ------


      Net income                               $  8,774   $  1,150   $  9,924          $  9,860        $  1,673          $11,533
                                                ========   =======   =========          =======         =======           ======



Third Quarter of 1997 Compared to Third Quarter of 1996

Oil Revenue

Oil revenue decreased $914,000 during the third quarter of 1997 as compared with the third quarter of 1996. The decrease is the result of a decrease in production from 216,000 barrels in 1996 to 193,000 barrels in 1997 and a decrease in the average oil price from $20.73 per barrel in 1996 to $18.47 per barrel in 1997. The decrease in oil production is primarily due to normal production declines.

The effect of HEP's hedging transactions, as described under "Inflation and Changing Prices," during the third quarter of 1997, was to increase HEP's average oil price from $18.40 per barrel to $18.47 per barrel, resulting in a $14,000 increase in revenue from hedging transactions.

Gas Revenue

Gas revenue increased $46,000 during the third quarter of 1997 as compared with the third quarter of 1996. The increase is the result of an increase in the average gas price from $2.11 per mcf in 1996 to $2.13 per mcf in 1997 partially offset by a decrease in production from 3,127,000 mcf in 1996 to 3,114,000 mcf in 1997. The decrease in production is due to normal production declines.

The effect of HEP's hedging transactions during the third quarter of 1997, was to decrease HEP's average gas price from $2.25 per mcf to $2.13 per mcf, representing a $374,000 reduction in revenue from hedging transactions.

Pipeline, Facilities and Other

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and incentive payments related to certain wells in San Juan
County, New Mexico. Pipeline, facilities and other revenue decreased $84,000 during the third quarter of 1997 as compared with the third quarter of 1996 due to fluctuations in numerous miscellaneous items, none of which are individually significant.

Interest Income

Interest income decreased $56,000 during the third quarter of 1997 as compared with the third quarter of 1996 due to a lower average cash balance during 1997.

Production Operating Expense

Production operating expense increased $195,000 during the third quarter of 1997 as compared with the third quarter of 1996 primarily due to increased maintenance activity.

Facilities Operating Expense

Facilities operating expense represents the costs of operating and maintaining two gathering systems located in New Mexico. Costs increased $71,000 during the third quarter of 1997 as compared with the third quarter of 1996 primarily due to increased maintenance activity during 1997.

General and Administrative

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by the operating company on behalf of HEP. These expenses decreased $219,000 during the third quarter of 1997 as compared with the third quarter of 1996 primarily due to the timing of the payment of consulting fees.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense decreased $61,000 during the third quarter of 1997 as compared with the third quarter of 1996. The decrease is primarily the result of a lower depletion rate in 1997 due to the decline in production previously discussed.

Interest Expense

Interest expense decreased $212,000 during the third quarter of 1997 as compared with the third quarter of 1996, primarily as a result of lower outstanding debt during 1997.

Equity in Earnings of HCRC

Equity in earnings of HCRC decreased $362,000 during the third quarter of 1997 as compared with the third quarter of 1996. The decrease is primarily due to HCRC's increased income tax expense during 1997.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease of $172,000 is due to a decrease in the net income of the May Partnerships resulting primarily from decreased production on their properties.

Litigation Settlement Expense

Litigation settlement expense during the third quarters of 1997 and 1996 is comprised of the expense incurred to settle several property related claims, none of which are individually significant.

First Nine Months of 1997 Compared to First Nine Months of 1996

The comparisons for the first nine months of 1997 and the first nine months of 1996 are consistent with those discussed in the third quarter of 1997 compared to the third quarter 1996 except for the following:

Oil Revenue

Oil revenue decreased $3,443,000 during the first nine months of 1997 as compared with the first nine months of 1996. The decrease is the result of a decrease in production from 749,000 barrels in 1996 to 581,000 barrels in 1997 and a decrease in the average oil price from $19.49 per barrel in 1996 to $19.20 per barrel in 1997. The decrease in oil production is due to the temporary shut-in of two wells in the Louisiana area during the second quarter of 1997 while workover procedures were performed and production declines on wells located in the West Texas area.

The effect of HEP=s hedging transactions during the first nine months of 1997 was to decrease HEP=s average oil price from $19.56 per barrel to $19.20 per barrel, representing a reduction in revenue from hedging transactions of $209,000.

Gas Revenue

Gas revenue decreased $2,249,000 during the first nine months of 1997 as compared with the first nine months of 1996. The decrease is the result of a decrease in production from 9,790,000 mcf in 1996 to 8,588,000 mcf in 1997 partially offset by an increase in price from $2.18 per mcf in 1996 to $2.22 per mcf in 1997. The decrease in production is due to the temporary shut-in of two wells in the Louisiana area during the second quarter of 1997 while workover procedures were performed and production declines on wells located in the West Texas area.

The effect of HEP's hedging transactions during the first nine months of 1997 was to decrease HEP's average gas price from $2.40 per mcf to $2.22 per mcf, representing a $1,546,000 reduction in revenue from hedging transactions.

Production Operating Expense

Production operating expense decreased $172,000 during the first nine months of 1997 as compared with the first nine months of 1996. The decrease is primarily due to lower production taxes and operating expenses due to the decrease in production previously discussed.

Equity in Earnings of HCRC

Equity in earnings of HCRC increased $157,000 during the first nine months of 1997 as compared with the first nine months of 1996. The increase is primarily due to lower operating expenses combined with lower depletion expense during 1997.

Litigation Settlement

Litigation settlement income during the first nine months of 1997 is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation. Litigation settlement expense during the first nine months of 1996 consists primarily of expenses incurred to settle a property related lawsuit.

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

              Exhibit

               10.16 Amendment No. 1 to Third Amended and Restated Credit Agreement dated as of October 31, 1997.

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


                                               HALLWOOD ENERGY PARTNERS, L.P.
                                                BY:    HEPGP LTD.
                                                       General Partner

                                                       BY:  HALLWOOD G.P., INC.
                                                             General Partner




Date:  November 14, 1977                                By: Robert S.Pfeiffer
                                                            Robert S. Pfeiffer,
                                                              Vice President
                                                       (Chief Financial Officer)