Form 10-K405/A
period 1996-12-31
HALLWOOD ENERGY PARTNERS LP
filed 1998-01-15
CIK 768172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                           (Amended January 15, 1998)

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

HEPGP Ltd. is the sole general partner of HEP. HEPGP Ltd. is a limited partnership, and its general partner is Hallwood G. P., Inc. ("Hallwood G.P."). Hallwood Petroleum, Inc. ("HPI") performs duties related to the management of HEP, including the operation of various properties in which HEP owns an interest.

Directors, Officers and Key Employees

Neither the Partnership nor its general partner has any employees. Following are brief biographies of the directors, officers and key employees of Hallwood G.P. and HPI.

Anthony J. Gumbiner, 53, has served as a director and Chief Executive Officer of Hallwood G.P. since March 1997. He was Chairman of the Board of Hallwood Energy Corporation ("HEC") from May 1984 until HEC's merger into The Hallwood Group Incorporated ("Hallwood Group") in November 1996. He was Chief Executive Officer of HEC from February 1987 to November 1996. He has also served as Chairman of the Board of Directors of Hallwood Group, a diversified holding company with energy, real estate, textile products and hotel operations, since 1981 and as Chief Executive Officer of Hallwood Group since April 1984. Mr. Gumbiner has been a director and Chief Executive Officer of Hallwood Consolidated Resources Corporation ("HCRC") since February 1992. Mr. Gumbiner has also served as Chairman of the Board of Directors and as a director of Hallwood Holdings S.A., a Luxembourg real estate investment company, since March 1984. He has been a director of Hallwood Realty Corporation ("Hallwood Realty"), which is the general partner of Hallwood Realty Partners, L.P., since November 1990. He is a Solicitor of the Supreme Court of Judicature of England.

William L. Guzzetti, 54, has been President of Hallwood G.P. and HPI since October 1989, and a director of Hallwood G.P. and HPI since August 1989. He was President, Chief Operating Officer and a director of HEC from February 1985 until November 1996. Mr. Guzzetti joined HEC in February 1976 as Vice President, Secretary and General Counsel and served in these positions until November 1980. He served as Senior Vice President, Secretary and General Counsel of HEC from November 1980 until February 1985, when he became President of HEC. Mr. Guzzetti has been President, Chief Operating Officer and a director of HCRC since May 1991. Mr. Guzzetti is also an Executive Vice President of Hallwood Group and in that capacity may devote a portion of his time to the activities of Hallwood Group, including the management of real estate investments, acquisitions and restructurings of entities controlled by Hallwood Group. He is a director and President of Hallwood Realty and in that capacity may devote a portion of his time to the activities of Hallwood Realty.

Russell P. Meduna, 42, has served as Executive Vice President of Hallwood G.P. and HPI since October 1989. He was Executive Vice President of HEC from June 1991 until November 1996. He was Vice President of HEC from May 1990 until June 1991. Mr. Meduna became Executive Vice President of HCRC in June 1992. Mr. Meduna was Vice President of Hallwood G.P. and HPI from April 1989 to October 1989 and Manager of Operations from January 1989 to April 1989. He joined HPI in 1984 as Production Manager. Prior to joining HPI, he was employed by both major and independent oil companies. Mr. Meduna is a registered professional engineer in the States of Colorado and Texas.

Cathleen M. Osborn, 45, has served as Vice President, Secretary and General Counsel of Hallwood G.P. and HPI since September 1986. She was Vice President, Secretary and General Counsel of HEC from June 1991 until November 1996. Ms. Osborn became Secretary and General Counsel of HCRC in May 1992 and Vice President in June 1992. She joined Hallwood G.P. and HPI in 1985 as senior staff attorney. Ms. Osborn is a member of the Colorado Bar Association.

Robert Pfeiffer, 41, has served as Vice President of Hallwood G.P. and HPI since August 1986. He was Vice President of HEC from June 1991 until November 1996. Mr. Pfeiffer became Chief Financial Officer of HPI in June 1994. He has been Vice President of HPI since June 1992. He joined Hallwood G.P. and HPI in 1984. From July 1979 to May 1984, he was employed by Price Waterhouse as a senior accountant. Mr. Pfeiffer is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.

Betty J. Dieter, 49, has been Vice President of HPI responsible for domestic operations since January 1995. Her previous positions with HPI have included Operations Manager, Rocky Mountain and Mid-Continent District Manager and Manager for Operations Accounting and Administration. She joined HPI in 1985, and has 25 years experience in accounting and operations, 18 of which are in the oil and gas industry. Ms. Dieter is a Certified Public Accountant.

George Brinkworth, 55, has been Vice President-Exploration and International Division of HPI since August 1994. He became associated with HPI in 1987 when he was President of a joint venture program funded by HPI and two other domestic oil companies. Mr. Brinkworth has 33 years experience with various exploration and production companies, including previous responsibility for operations in the United Kingdom, Spain, Morocco, Egypt and Indonesia. He is a registered geophysicist in the State of California.

William H. Marble, 47, has served as Vice President of HPI since December 1990. His previous positions with HPI have included Texas/Gulf Coast District Manager, Manager of Nonoperated Properties and Chief Engineer. He joined a predecessor general partner of the Partnership in 1984. Mr. Marble is a registered engineer in the State of Colorado and has 23 years oil and gas engineering experience.

Brian M. Troup, 50, has served as a director of Hallwood G.P. since March 1997. Mr. Troup was a director of HEC from May 1984 until November 1996. He has been President and Chief Operating Officer of Hallwood Group since April 1986, and he is a director. He has been a director of HCRC since February 1992. Mr. Troup is a director of Hallwood Holdings S.A. and of Hallwood Realty. He is an associate of the Institute of Bankers in Scotland and a member of the Society of Investment Analysts in the United Kingdom.

Hans-Peter Holinger, 55, has served as a director of Hallwood G.P. since March 1997. He was a director of HEC from May 1984 until November 1996. Mr. Holinger served as Managing Director of Interallianz Bank Zurich A.G. from 1977 to February 1993. Since February 1993, he has been the majority owner of Holinger Asset Management AG, Zurich.
Mr. Holinger is a citizen of Switzerland.

Rex A. Sebastian, 68, has served as a director of Hallwood G.P. since March 1997. He was a director of HEC from January 1993 until November 1996. Mr. Sebastian is a member of the board of directors of Ferro Corporation. He served as Senior Vice President--Operations of Dresser Industries, Inc. from January 1975 until his retirement in July 1985. He joined Dresser in 1966. Mr. Sebastian is now a private investor.

Nathan C. Collins, 63, has served as a director of Hallwood G.P. since March 1997. He was a director of HEC from January 1993 until November 1996. From March 1, 1995 to March 1, 1996, he was President, Chief Executive Officer and a director of Flemington National Bank & Trust Co. in Flemington, New Jersey. From November 1987 until December 1994, he was Chairman of the Board of Directors, President and Chief Executive Officer of BancTexas Group Inc. He began his banking career in August 1964 with the Valley National Bank in Phoenix, Arizona and held various positions there, finally becoming Executive Vice President, Senior Credit Officer and Manager of Asset/Liability Group of the bank. Mr. Collins is now a private investor.

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


ITEM 11 -         EXECUTIVE COMPENSATION

General

Neither the Partnership nor its general partner has any employees. Management services are provided to the Partnership by HPI, a subsidiary of the Partnership. Employees of HPI perform all duties related to the management of the Partnership on behalf of the General Partner. Since HPI also performs services for HCRC, the Partnership is charged for management services by HPI based on an allocation procedure that takes into account the amount of time spent on management, the number of properties owned by the Partnership and the Partnership's performance relative to HCRC and other related entities. The allocation procedure is applied consistently to all related entities for which HPI performs services. In 1996 the Partnership reimbursed HPI for approximately $1.9 million of expenses, of which $675,338 was attributable to compensation paid to executive officers of Hallwood G.P.

Compensation of Executive Officers

The following table sets forth the compensation to the Chief Executive Officer of Hallwood G.P. and each of the four other most highly compensated officers of Hallwood G.P. whose compensation paid by HPI exceeded $100,000 (determined for the year ended December 31, 1996) for services to the Partnership, its subsidiaries and its General Partner for the years ended December 31, 1996, 1995, and 1994.




                                            Summary Compensation Table


                                                                                  Long Term
                                                  Annual Compensation            Compensation
                                                                                 Securities
                                                                                 Underlying
Name & Principal Position                                                       Options/SARs      LTIP              All Other
                                   Year          Salary         Bonus          (#)                Payouts        Compensation (1)
                                   ----          ------         -----          ---               --------       -----------------
Anthony J. Gumbiner (2)..........  1996        $250,000       $     0                     0    $        0         $            0
         Chief Executive           1995         250,000             0                    (3)            0                      0
         Officer                   1994         125,000             0                     0             0                      0

William L. Guzzetti..............  1996         204,294       131,500                     0        33,170                  5,699
         President and Chief       1995         204,412        75,000                    (3)       15,753                  6,004
         Operating Officer         1994         200,240        72,800                     0         9,449                  6,004

Russell P. Meduna................  1996         163,664       101,900                     0        33,170                  4,500
         Executive Vice            1995         167,364       161,000                    (3)       15,753                  4,810
         President                 1994         164,024        24,200                     0         9,449                  4,409

Robert S. Pfeiffer...............  1996         107,518        56,700                     0        23,092                  4,300
         Vice President and        1995         109,949        94,000                    (3)       11,692                  3,160
         Chief Financial           1994         107,755        25,700                     0         6,963                  3,160
         Officer

Cathleen M. Osborn...............  1996         105,685        62,400                     0        23,092                  4,500
         Vice President and        1995         109,069        95,000                    (3)       11,692                  3,160
         General Counsel           1994         105,848        24,600                     0         6,963                  3,160
----------------------

(1)      Employer contribution to 401(k) and a service award of $1,199 paid to Mr. Guzzetti.

(2)      For 1994, 1995 and 1996, Mr. Gumbiner had a Compensation Agreement with HPI.  $250,000 was paid under this agreement in 1995 and 1996; $125,000 was paid in 1994.  The Compensation Agreement was effective August 1, 1994 and terminated effective December 1996.  In addition to compensation listed in the table, HPI has a consulting agreement with Hallwood Group for 1994 through 1996, pursuant to which
         Hallwood Group received an annual consulting fee of $300,000 from affiliates of HPI.  The consulting services were provided by HSC Financial Corporation ("HSC Financial"), through the services of
         Mr. Gumbiner and Mr. Troup, and Hallwood Group paid the annual fee it received to HSC Financial.






(3) Consists of the following options granted in 1995. The HCRC Options have been adjusted to give effect to the 3-for-1 split effective in 1997.


                                                                                  Securities Underlying
               Name                             Company                              Options/SARs (#)
Anthony J. Gumbiner............................. HEP                                      127,500
                                                 HCRC                                      47,700
William L. Guzzetti............................. HEP                                       63,750
                                                 HCRC                                      23,850
Russell P. Meduna............................... HEP                                       59,500
                                                 HCRC                                      22,260
Robert S. Pfeiffer.............................. HEP                                       25,500
                                                 HCRC                                       9,540
Cathleen M. Osborn.............................. HEP                                       25,500
                                                 HCRC                                       9,540

Option Grants and Exercises in Last Fiscal Year

         No options were granted during 1996. No executive officer exercised options during 1996.


                Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                         Number of Securities Underlying             Value of Unexercised
                                         Unexercised Options/SARs at FY-       In-the-Money Options/SARs at FY-
                                                     End (#)                               End ($)
Name                                    Exercisable/Unexercisable (1)(3)       Exercisable/Unexercisable (2)(4)
----                                    --------------------------------       --------------------------------
Anthony J. Gumbiner      HEP                     85,425 / 42,075                      $266,593 /$131,484
                         HCRC                    31,800 / 15,900                      524,700 / 262,350
William L. Guzzetti      HEP                     42,713 / 21,038                       133,477 / 65,742
                         HCRC                    15,900 / 7,950                       262,350 / 131,175
Russell P. Meduna        HEP                     39,975 / 19,635                       124,578 / 61,359
                         HCRC                    14,838 / 7,422                       244,827 / 122,463
Robert S. Pfeiffer       HEP                     17,085 / 8,415                        53,391 / 26,297
                         HCRC                     6,360 / 3,180                        104,940 / 52,470
Cathleen M. Osborn       HEP                     17,085 / 8,415                        53,391 / 26,297
                         HCRC                     6,360 / 3,180                        104,940 / 52,470

----------------------

(1)      All of the HEP options expire January 31, 2005.

(2)      The exercise price of the HEP options is $5.75 per Class A Unit.  The closing price of the Class A Units was
         $8.875 on December 31, 1996.







(3) The HCRC options have a ten-year term and vest cumulatively over three years at the rate of 1/3 on each of the date of grant and the first two anniversaries of the grant date. All options vest immediately in the event of certain changes in control of the Company. The number of options has been adjusted to reflect a 3-for-1 stock split effective in 1997.

(4) The exercise price of the HCRC options is $6.67 per share. The closing price of the common stock was $23.17 on December 31, 1996. The number of options and the exercise and closing price has been adjusted to reflect a 3-for-1 stock split effective in 1997.

Long-Term Incentive Plan

The following table describes performance units awarded to the executive officers of Hallwood G.P. for 1996 under the Incentive Plan (as described below) for the Partnership and affiliated entities. The value of awards under each plan depends primarily on the Partnership's success in drilling, completing and achieving production from new wells each year and from certain recompletions and enhancements of existing wells.

                                Long-term Incentive Plan Awards in Last Fiscal Year



                                                               Performance or            Estimated Future
                                       Number of                Other Period          Payouts under Non-Stock
             Name                        Units                  Until Payout           Price-Based Plans(1)
             ----                        -------               --------------          --------------------
Anthony J. Gumbiner(2)                     --                        --                        $ - -
William L. Guzzetti                      0.0841                     2001                      25,835
Russell P. Meduna                        0.0841                     2001                       25,835
Robert S. Pfeiffer                       0.0580                     2001                       17,817
Cathleen M. Osborn                       0.0580                     2001                       17,817
-----------------------

(1)      This amount represents an award under the Incentive Plan.  There are no minimum, maximum or target amounts payable under the Incentive Plan.  Payments under the awards will be equal to the indicated
         percentage of Plan net cash flow from certain wells for the first five years after an award and, in the sixth year, the indicated percentage of 80% of the remaining net present value of estimated future production from the wells allocated to the Plan.  The amounts shown above are estimates based on estimated reserve quantities and future prices.  Because of the uncertainties inherent in estimating quantities of reserves and prices, it is not possible to predict cash flow or remaining net present value of estimated future production with any degree of certainty.

(2) In addition, an award of .4200 units, with an estimated future payout of $129,024, was made to HSC Financial, with which Mr. Gumbiner is associated. The payout period ends in 2001.

The Incentive Plan for the Partnership and its affiliated entities, including HCRC, is intended to provide incentive and motivation to HPI's key employees to increase the oil and gas reserves of the various affiliated entities for which HPI provides services and to enhance those entities' ability to attract, motivate and retain key employees and consultants upon whom, in large measure, those entities' success depends.

Under the Incentive Plan, the Board of Directors of Hallwood G.P. (the "Board") annually determines the portion of the Partnership's collective interests in the cash flow from certain international projects and from domestic wells drilled, recompleted or enhanced during that year (the "Plan Year") which will be allocated to participants in the plan and the percentage of the remaining net present value of estimated future production from domestic wells for which the participants will receive payment in the sixth year of an award. The portion allocated to participants in the plan is referred to as the Plan Cash Flow. The Board then determines which key employees and consultants may participate in the plan for the Plan Year and allocates the Plan Cash Flow among the participants. Awards under the plan do not represent any actual ownership interest in the wells. Awards are made in the Board's discretion.

Each award under the Incentive Plan represents the right to receive for five years a specified share of the Plan Cash Flow attributable to certain domestic wells drilled, recompleted or enhanced during the Plan Year. In the sixth year after the award, the participant is paid an amount equal to a specified percentage of the remaining net present value of estimated future production from the wells and the award is terminated. Cash flow from international projects, if any, allocated to the Incentive Plan is paid to participants for a 10-year period, with no buy-out for estimated future production.

The awards for the 1996 Plan Year were made in January 1996. No other awards were made in 1996. For the 1996 Plan Year, the Compensation Committee of Hallwood G.P. determined that the total Plan Cash Flow would be equal to 2.4% of the cash flow of the domestic wells completed, recompleted or enhanced during the Plan Year. Accordingly, the value of awards for each Plan Year depends primarily on the Partnership's success in drilling, completing and achieving production from new wells each year and from certain recompletions and enhancements of existing wells. The Compensation Committee also determined that the participants' interests in eligible domestic wells for the 1996 Plan Year would be purchased in the sixth year at 80% of the remaining net present value of the wells completed in the Plan Year. The Compensation Committee also determined that the total award would be allocated among key employees primarily on the basis of salary, to the extent of 70% of the total award, and on individual performance, to the extent of 30% of the total award.

Director Compensation

Each director of Hallwood G.P. who is not an officer of Hallwood G.P. or HCRC or an employee of HPI, is paid an annual fee of $20,000 that is proportionately reduced if the director attends fewer than four regularly scheduled meetings of the Board during the year. During 1996, Messrs. Holinger, Sebastian and Collins were each paid $20,000. In addition, all directors are reimbursed for their expenses in attending meetings of the Board and committees.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of Hallwood G.P. makes compensation decisions for the Partnership during the first quarter of each year. Mr. Gumbiner is Chief Executive Officer of Hallwood G.P. and serves on the compensation committee of Hallwood Group, of which Mr. Troup is President and Mr. Guzzetti is Executive Vice President. Mr. Gumbiner is also Chief Executive Officer and a director of HCRC, of which Mr. Troup is a director and Mr. Guzzetti is a director and President. Messrs. Gumbiner, Troup and Guzzetti served on HCRC's Board of Directors which made compensation decisions for HCRC in January 1996. Mr. Gumbiner is Chief Executive Officer and a director, and Mr. Guzzetti is President and a director, of Hallwood Realty. During 1996, Mr. Gumbiner and Mr. Guzzetti served on the compensation committee of Hallwood Realty.

The Partnership participates in a financial consulting agreement between HPI and Hallwood Group, pursuant to which Hallwood Group furnishes consulting and advisory services to HPI, the Partnership and their affiliates. Under the terms of this agreement, HPI and its affiliates are obligated to pay Hallwood Group $550,000 per year until June 30, 2000. The agreement automatically renews for successive three year terms; either party may terminate the agreement on not less than 30 days written notice prior to the expiration of any three year term. The financial consulting agreement replaced both a previous financial consulting agreement and a compensation agreement with Mr. Gumbiner. Under the terms of the previous financial consulting agreement, HPI and its affiliates were obligated to pay Hallwood Group three annual payments of $300,000 beginning June 30, 1994, and Hallwood Group was obligated to furnish consulting and advisory services to HPI and its affiliates through June 30, 1997. In 1996, the consulting services were provided by HSC Financial Corporation, through the services of Mr. Gumbiner and Mr. Troup, and Hallwood Group paid the annual fee it received to HSC Financial. A fee of approximately $158,850 was paid in 1996 by the Partnership pursuant to this arrangement. For 1994, 1995 and 1996, Mr. Gumbiner had a compensation agreement with HPI pursuant to which Mr. Gumbiner was paid $250,000 by HPI, the Partnership and their affiliates. This agreement was terminated effective December 31, 1996. See "Summary Compensation Table" and footnotes for additional discussion of this arrangement.

The Partnership reimburses Hallwood Group for expenses incurred on behalf of the Partnership. In 1996, the Partnership reimbursed Hallwood Group approximately $152,000 of expenses.

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


                                                 HALLWOOD ENERGY PARTNERS, L.P.
                                                 BY:   HEPGP LTD.
                                                       General Partner
                                                 BY:   HALLWOOD G.P., INC.
                                                       General Partner


Date: January 15, 1998                           By: /s/Robert S. Pfeiffer
     ---------------------------                     ----------------------
                                             Robert S. Pfeiffer, Vice President
                                                    Chief Financial Officer
                                                 (Principal Accounting Officer)