Form 10-K405
period 1997-12-31
HALLWOOD ENERGY PARTNERS LP
filed 1998-03-05
CIK 768172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
MARK ONE
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]


The aggregate market value of the Class A and Class C Units held by nonaffiliates of the registrant as of February 27, 1998 was approximately $58,218,000.

Number of Units outstanding as of February 27, 1998
   Class A                                                             9,986,254
   Class B                                                              143,773
   Class C                                                            2,464,063

                                     PART I


ITEM 1  -  BUSINESS

Hallwood Energy Partners, L.P. ("HEP" or the "Partnership") is a publicly traded Delaware limited partnership engaged in the development, acquisition and production of oil and gas properties in the continental United States. HEP's objective is to provide its partners with an attractive return through a combination of cash distributions and capital appreciation. To achieve its objective, HEP utilizes operating cash flow, first, to reinvest in operations to maintain its reserve base and production; second, to make stable cash distributions to Unitholders; and third, to grow HEP's reserve base over time. HEP's future growth will be driven by a combination of development of existing projects, exploration for new reserves and select acquisitions. HEPGP Ltd. ("HEPGP") became the general partner of HEP on November 26, 1996 after the former general partner, Hallwood Energy Corporation ("HEC") merged into The Hallwood Group Incorporated ("Hallwood Group"). HEPGP is a limited partnership of which Hallwood Group is the limited partner and Hallwood G.P., Inc. ("Hallwood G.P."), a wholly owned subsidiary of Hallwood Group, is the general partner. HEP commenced operations in August 1985 after completing an exchange offer in which HEP acquired oil and gas properties and operations from HEC, 24 oil and gas limited partnerships of which HEC was the general partner and certain working interest owners that had participated in wells with HEC and the limited partnerships.

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

HEP does not engage in any other line of business nor does it have any employees. Hallwood Petroleum, Inc. ("HPI"), an affiliated entity, operates the properties and administers the day to day activities of HEP and its affiliates. On February 27, 1998, HPI had 123 employees.

Marketing

The oil and gas produced from the properties owned by HEP has typically been marketed through normal channels for such products. The Partnership generally sells its oil at local field prices generally paid by the principal purchasers of crude oil in the areas where the majority of producing properties are located. In response to the volatility in the oil markets, HEP entered into financial contracts for hedging the price of 23% of its estimated oil production for 1998 and 2% for 1999.

The majority of HEP's natural gas production is sold on the spot market and is transported in intrastate and interstate pipelines. HEP entered into financial contracts for hedging the price of between 4% and 42% of its estimated gas production for 1998 through 2001.

The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as oil or gas revenue at the time the hedged volumes are sold.

Both oil and natural gas are purchased by refineries, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. HEP is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not materially affect HEP's business because there are numerous purchasers in the areas in which HEP sells its production. However, for the years ended December 31, 1997, 1996 and 1995, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Partnership:

                                                     1997              1996             1995
                                                     ----              ----             ----

Conoco Inc.                                           20%               28%              30%
Marathon Petroleum Company                            16%               11%              14%
El Paso Field Services Company                        11%

Factors, if they were to occur, which might adversely affect HEP include decreases in oil and gas prices, the reduced availability of a market for production, rising operational costs of producing oil and gas, compliance with, and changes in, environmental control statutes and increasing costs of transportation.

Competition

HEP encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of exploratory prospects and proven properties. The Partnership's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. As described above under "Marketing," production is sold on the spot market, thereby reducing sales competition; however, oil and gas must compete with coal, atomic energy, hydro-electric power and other forms of energy.

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

Environmental Considerations

The exploration for, and development of, oil and gas involve the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the current interest in environmental matters, the general partner cannot predict what effect possible future public or private action may have on the business of HEP. The general partner is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 1997, HEP has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings, cash flows or the competitive position of HEP in the oil and gas industry.

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

Issues Related to the Year 2000

As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

Because of the nature of the oil and gas industry and the necessity for the Partnership to make reserve estimates and other plans well beyond the year 2000, the Partnership's computer systems and software were already configured to accommodate dates beyond the year 2000. The Partnership believes that the year 2000 will not pose significant operational problems for the Partnership's computer systems. The Partnership has not yet completed its assessment of all of its systems, or the computer systems of third parties with which it deals, and while it is not possible at this time to assess the effect of a third party's inability to adequately address year 2000 issues, the Partnership does not believe the potential problems associated with year 2000 will have a material effect on its financial results.


ITEM  2 -  PROPERTIES

Exploration and Development Projects

In 1997, HEP incurred $16,216,000 in direct property additions and exploration and development costs. The costs were comprised of approximately $12,983,000 for domestic exploration and development expenditures and approximately $3,233,000 for property acquisitions. In 1997, HEP participated in approximately 102 drilling or recompletion projects, the highlights of which are discussed below. HEP's 1997 capital program led to the replacement, including revisions to prior year reserves, of 63% of 1997 production. Sales of reserves in place in 1997, which were approximately 1% of 1997 production, were excluded from this calculation. Approximately $2,130,000 of the 1997 capital expenditures were for land and seismic data anticipated to yield prospects for 1998 and subsequent years.

Property Sales

During 1997, HEP received approximately $133,000 for the sale of 50 nonstrategic properties located in eight states.

Capital Projects

Greater Permian Region

HEP has expended approximately $6,400,000 of its capital budget in the Greater Permian Region located in Texas and Southeast New Mexico. During 1997, HEP spent approximately $4,740,000 drilling 29 development wells and 26 exploration wells, and acquiring undeveloped acreage and geological and geophysical data. Of the wells drilled, 39 (71%) were successful. A discussion of several of the larger projects within the Region follows.

HEP spent approximately $1,085,000 successfully recompleting two wells, drilling one successful development well, and drilling two unsuccessful exploration wells in the Carlsbad/Catclaw Draw areas in Lea, Eddy and Chaves Counties, New Mexico.

HEP spent approximately $220,000 to drill six exploration and three development wells in the nonoperated Merkle Project in the Jones, Taylor, and Nolan Counties, Texas. Five wells were successful.

Based on the success in the nonoperated Merkle area, HEP acquired 74 additional square miles of proprietary 3-D seismic data adjacent to the non-operated area. In 1997, HEP incurred approximately $650,000 acquiring acreage and drilling 10 exploration wells, seven of which were successful. HEP purchased an interest in proprietary 3-D seismic data and selected acreage within an 85 square mile area, referred to as the Griffin Project, for approximately $495,000. In 1997, HEP drilled one successful and one unsuccessful exploratory well in the area for approximately $370,000. HEP is currently participating in the drilling of one exploration well and incurred approximately $110,000 through December 31, 1997.

HEP spent approximately $1,030,000 drilling two exploration wells and nine development wells in the Spraberry area of West Texas. Of the wells drilled, eight (73%) are successful. In July 1997, HEP acquired additional interests in 34 of its existing wells in the area for approximately $510,000.

In 1997, HEP continued to devote capital resources to the East Keystone area in Winkler County, Texas. HEP spent approximately $400,000 drilling 14 development wells with a success rate of 100%.

Rocky Mountain Region

HEP expended approximately $3,040,000 of its capital budget in the Rocky Mountain Region located in Colorado, Montana, North Dakota, Northwest New Mexico and Wyoming. During 1997, HEP drilled or participated in the drilling or recompletion of 17 wells, seven of which were successful. A description of the Region's major projects follows.

In the San Juan Basin in LaPlata County, Colorado and Rio Arriba County, New Mexico, HEP has an interest in 34 wells owned by a special purpose entity owned by a large east coast financial institution. During 1997, seven successful recompletions on these wells were performed and one successful exploration well was drilled. This work and other activity in the San Juan region have yielded significant upward revisions to HEP's estimated reserve base. HEP incurred approximately $235,000 on four other recompletion attempts in San Juan County, New Mexico, two of which were successful. In addition, HEP purchased additional interests in existing wells in the area for $70,000.

In the Lone Tree area of Montana, HEP drilled two exploration wells and three development wells for a cost of approximately $920,000. Two of the development wells and one of the exploration wells were successful.

HEP owns an interest in the Hudson Ranch project, which is a multi-objective exploration project generated from 120 miles of 2-D proprietary seismic data. HEP's 1997 costs for the project are approximately $340,000. A 3-D seismic data acquisition program is underway, and exploratory drilling is anticipated to begin in 1998.

HEP also  participated in the drilling of an 11,500 feet exploration well in the
Beach  Field  of  North  Dakota.   HEP  incurred   approximately   $215,000  for
participation in this successful well.

Gulf Coast Region

HEP expended approximately $3,610,000 of its capital budget in the Gulf Coast Region in Louisiana and South and East Texas. During 1997, HEP drilled or participated in the drilling of six development wells, five of which were successful, and two unsuccessful exploration wells, for a total cost to HEP of approximately $2,160,000.
Major projects within the Region follow.

HEP incurred approximately $770,000 developing two Jeffress Field wells in Hidalgo County, Texas. Both wells were successful. Two successful development wells in the Mercy Field in San Jacinto County, Texas cost HEP approximately $450,000. HEP also spent approximately $855,000 on two unsuccessful exploration attempts and one unsuccessful development well. Repairs and successful workovers on wells in the Scott Field cost HEP approximately $800,000.

HEP also incurred approximately $195,000 on miscellaneous projects within the Region for land and geological data.

Other

The remaining $3,166,000 of HEP's 1997 capital budget was devoted to all other areas. In 1997, HEP incurred $645,000 for land, geological data and drilling costs for 15 development wells and six exploration wells. Of the wells drilled, 17 (81%) were successful. A description of the major projects follow.

HEP is participating in an exploration prospect in Carter County, Oklahoma. This project is a 19,000 feet deep multi-formation structural test and is currently in the completion phase. The drilling and land costs to HEP are approximately $355,000.

In 1997, HEP entered into an agreement with another operator to participate in an 8,500 feet deep Spiro/Foster test well in LeFlore County, Oklahoma. The well was a success and cost HEP approximately $265,000.

HEP also purchased additional interests in eight existing Kansas properties for approximately $110,000.

Projects begun in the fourth quarter of 1996 have cost HEP approximately $995,000 in 1997. These costs are primarily for work in the Gulf Coast Region and in the Greater Permian Region. Miscellaneous land and geological and geophysical data acquired in 1997 cost HEP approximately $690,000.

In September 1997, HEP and an unaffiliated partner were awarded a deep-water exploration block offshore of northern Peru. Its partner is proceeding with a 1,200 mile seismic program to further evaluate the project. HEP's partner, a major oil company, is the operator, and HEP has a carried interest until drilling begins.

For 1998, HEP's capital budget, which will be paid from cash generated from operations, cash on hand and borrowings under HEP's line of credit, has been set at $25,000,000. HEP's plans include projects in Texas, New Mexico, Colorado, North Dakota, and Montana.

Partnership Reserves, Production and Discussion by Significant Areas and Fields

The following table presents the December 31, 1997 reserve data by significant regions.


                                     Proved Reserve Quantities           Present Value of Future Net Cash Flows
                                                                          Proved             Proved
                                    Mcf of Gas      Bbls of Oil        Undeveloped          Developed          Total
                                                                        (In thousands)

Greater Permian Region                 28,564             692             $   561            $  39,289     $  39,850
Gulf Coast Region                      23,710             604                 647               51,788        52,435
Rocky Mountain Region                  38,430           4,012                 269               29,607        29,876
Other                                   2,349             459                 105                6,734         6,839
                                        -----             ---                 ---                -----         -----
                                       93,053           5,767              $1,582             $127,418      $129,000
                                       ======           =====               =====              =======       =======

The total present value of future net cash flows is calculated using year end average oil and gas prices. At December 31, 1997, oil and gas prices averaged $16.90 per bbl of oil and $2.30 per mcf of gas. If average oil and gas prices as of February 27, 1998 of $15.70 per bbl of oil and $2.10 per mcf of gas had been used, the total present value of future net cash flows would have been 12% lower.

The following table presents the oil and gas production for significant regions for the periods indicated.


                                              Production for the                         Production for the
                                         Year Ended December 31, 1997               Year Ended December 31, 1996
                                         ----------------------------               ----------------------------
                                       Natural Gas          Bbls of Oil          Natural Gas          Bbls of Oil
                                          (mcf)               (bbls)                (mcf)               (bbls)
                                                                       (In thousands)

Greater Permian Region                     2,803                423                  2,792                 512
Gulf Coast Region                          4,859                184                  6,015                 239
Rocky Mountain Region                      3,562                100                  3,394                 137
Other                                        550                 63                    585                  84
                                             ---                 --                    ---                 ---
                                          11,774                770                 12,786                 972
                                          ======                ===                 ======                 ===

The following table presents the Partnership's extensions and discoveries by significant regions.

                                               For the Year Ended 1997                        For the Year Ended 1996
                                               -----------------------                        -----------------------
                                       Mcf of Gas           Bbls of Oil          Mcf of Gas           Bbls of Oil
                                       ----------           -----------          ----------           -----------
                                                                      (In thousands)

Greater Permian Region                    1,423                  232                   704                 422
Gulf Coast Region                         1,527                   75                   176                  15
Rocky Mountain Region                     1,153                  490                   670                  28
Other                                       125                   20                   133                  19
                                          ------                 ----                  ---        -         --
                                          4,228                  817                 1,683                 484
                                          =====                 =====                =====                 ===

A description of the Partnership's properties by region follows.

Greater Permian Region

HEP has significant interests in the Greater Permian Region, which includes West Texas and Southeast New Mexico. In this Region, HEP has interests in 512 productive oil and gas wells (443 of which are operated), 38 operated shut-in oil and gas wells and 15 (14 operated) salt water disposal wells or injection wells. During 1997, HEP drilled or recompleted 55 wells, 39 of which were successful. The following is a description of the significant areas within the Greater Permian Region.

Carlsbad/Catclaw Area. HEP's interests in the Carlsbad/Catclaw Area as of December 31, 1997 consisted of 61 producing wells that produce primarily natural gas and are located on the northwestern edge of the Delaware Basin in Lea, Eddy and Chaves Counties, New Mexico. HPI operates 40 of these wells. The wells produce at depths ranging from approximately 2,500 feet to 14,000 feet from the Delaware, Atoka, Bone Springs and Morrow formations. During 1997, HEP participated in the drilling or recompletion of five wells, three of which were successful. HEP has future plans for six additional projects in this area.

East Keystone Area. HEP's interest in the East Keystone Area as of December 31, 1997 consisted of 54 producing wells, 38 of which are operated by HPI, in Winkler County, Texas. The primary focus of this area is the development of the Holt and San Andreas formations at a depth of 5,100 feet. During 1997, HEP had 14 development projects, all which were successful. HEP's future development plans include a total of five projects for this area.

Merkle Area. HEP's nonoperated interest in the Merkle Area includes 10 square miles of proprietary seismic data in Jones, Nolan and Taylor Counties, Texas, which was acquired in 1995. HEP's focus in this area is exploration of the Canyon, Strawn and Ellenberger formations at depths of 3,500 to 6,500 feet. In 1997, HEP participated in the drilling or recompletion of six exploration and three development wells, five of which were successful.

Based on its success in the nonoperated Merkle Area, HEP acquired 74 additional miles of proprietary 3-D seismic data adjacent to the nonoperated area. In 1997, HEP drilled ten exploration wells in the area, seven of which were successful. All of these wells are operated by HPI. Future plans for this area include drilling 22 exploration wells, with possible additional exploratory locations contingent upon continued success.

Spraberry Area. HEP's interests in the Spraberry Area consist of 345 producing wells, 11 salt water disposal wells and 29 shut-in wells in Dawson, Upton, Reagan and Irion Counties, Texas. HPI operates 385 of these wells. Most of the current production from the wells is from the Upper and Lower Spraberry, Clearfork Canyon, Dean and Fusselman formations at depths ranging from 5,000 feet to 9,000 feet. During 1997, HEP drilled or recompleted 11 wells, eight of which were successful. Future plans for this area include 20 development wells and workovers and additional projects contingent upon future evaluation.

Gulf Coast Region

HEP has significant interests in the Gulf Coast Region in Louisiana and South and East Texas. HEP's most significant interest in the Gulf Coast Region consists of 10 producing gas wells, one shut-in gas well and six salt water disposal wells located in Lafayette Parish, Louisiana. The wells produce principally from the Bol Mex formations at 13,500 to 14,500 feet and are operated by HPI. The two most significant wells in the area are the A.L. Boudreaux #1 and the G.S. Boudreaux Estate #1. During 1997, HEP drilled five successful development wells, one unsuccessful development well, and two unsuccessful exploration wells.

Rocky Mountain Region

HEP has significant interests in the Rocky Mountain Region, which includes producing properties in Colorado, Montana, North Dakota and Northwest New Mexico. HEP has interests in 203 producing oil and gas wells, 172 of which are operated by HPI, 44 shut-in wells, 35 of which are operated by HPI, and five salt water disposal wells. The following is a description of the significant areas within the Rocky Mountain Region.

San Juan Basin. HEP's interest in the San Juan Basin consists of 82 producing gas wells located in San Juan County, New Mexico and LaPlata County, Colorado. HPI operates 51 wells in New Mexico, 31 of which produce from the Fruitland Coal formation at approximately 2,200 feet and 20 of which produce from the Pictured Cliffs, Mesa Verde and Dakota formations at 1,200 to 7,000 feet. During 1997, HEP drilled or recompleted four wells, two of which were successful.

In 1996, HEP participated in the acquisition of interests in 38 producing gas wells in LaPlata County, Colorado and Rio Arriba County, New Mexico from a subsidiary of Public Service Company of Colorado. Thirty-four of the wells were assigned to a special purpose entity owned by a large East Coast financial institution. The wells produce from the Fruitland Coal formation at approximately 3,200 feet. In connection with the acquisition, HEP monetized the
Section 29 tax credits generated by the wells. The project was financed through a third party lender using a production payment structure. In 1997, HEP successfully recompleted seven of the wells, and drilled one successful exploration well. Future plans for this area include a total of eight projects.

Toole County Area. HEP's interests in the Toole County Area consist of 67 wells, 58 of which are operated by HPI. The oil wells produce from the Nisku formation at depths of approximately 3,000 feet, and the gas wells produce from the Bow Island formation at depths of 900 to 1,200 feet. During 1997, HEP drilled one successful well. HEP has plans for future development wells and workovers in this area.

Lone Tree, Richland County Area. HEP's interest in the Lone Tree, Richland County area consists of 13 producing wells operated by HPI in Richland County, Montana. The oil wells produce principally from the Mission Canyon, Interlake and Red River formations at depths of 9,000 feet to 12,000 feet. In 1997, HEP drilled two exploration and three development wells. Two of the development wells and one of the exploration wells were successful.

Average Sales Prices and Production Costs

The following table presents the average oil and gas sales price and average production costs per equivalent barrel computed at the ratio of six mcf of gas to one barrel of oil.


                                                               1997              1996               1995
                                                               ------            ------             ----

Oil and condensate -
   includes the effects of hedging (per bbl)                     $19.08          $20.10            $17.36
Natural gas -
   includes the effects of hedging (per mcf)                       2.31            2.24              1.82
Production costs (per equivalent bbl of oil)                       4.05            3.71              3.57

Productive Oil and Gas Wells

The following table summarizes the productive oil and gas wells as of December 31, 1997 attributable to HEP's direct interests. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which HEP has an interest. Net wells are the sum of HEP's fractional interests owned in the gross wells.


                                             Gross            Net

Productive Wells
   Oil                                       650               245
   Gas                                       320               121
                                             ---               ---
      Total                                  970               366
                                             ===               ===
Oil and Gas Acreage

The following table sets forth the developed and undeveloped leasehold acreage held directly by HEP as of December 31, 1997. Developed acres are acres which are spaced or assignable to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which HEP has a working interest. Net acres are the sum of HEP's fractional interests owned in the gross acres.

                                             Gross              Net

Developed acreage                            99,250            48,200
Undeveloped acreage                         284,328            77,089
                                            -------    -       ------
      Total                                 383,578           125,289
                                            =======           =======

States in which HEP holds undeveloped acreage include Texas, Louisiana, Montana, Wyoming, New Mexico, Kansas, Colorado, North Dakota, California and Michigan.

Drilling Activity

The following table sets forth the number of wells attributable to HEP's direct interest drilled in the most recent three years.


                                                                           Year Ended December 31,
                                       1997                                      1996                           1995
                           -           -----             -                       -----  -                       ----
                                  Gross             Net            Gross                 Net           Gross                Net
Development Wells:
   Productive                        23             4.5               29                 6.6              66               28.0
   Dry                                5              .8                4                  .9               2                 .5
                                     --              --               --                  --              --                 --
      Total                          28             5.3               33                 7.5              68               28.5
                                     ==             ===               ==                 ===              ==               ====

Exploratory Wells:
   Productive                        14             2.2                2                  .2               5                 .6
   Dry                               22             5.4                4                  .6               1                 .9
                                     --             ---               --                  --              --                ----
      Total                          36             7.6                6                  .8               6                1.5
                                     ==             ===               ==                  ==              ==                ===

Office Space

HPI leases office space in Denver, Colorado containing approximately 41,000 square feet, for approximately $600,000 per year. The lease payments are included in the allocation of general and administrative expenses to HEP and other affiliated entities. HEP is guarantor of 60% of the lease obligation, and Hallwood Consolidated Resources Corporation ("HCRC") is guarantor of the remaining 40% of the obligation.


ITEM 3  -  LEGAL PROCEEDINGS

See Notes 12 and 13 to the financial statements included in Item 8 - Financial Statements and Supplementary Data.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.



                                     PART II


ITEM 5  -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

HEP's Class A Units are traded on the American Stock Exchange (the "Exchange") under the symbol "HEP." As of February 27, 1998, 9,986,254 Class A Units were outstanding, held by approximately 19,673 unitholders of record and 143,773 Class B Units were outstanding, held by Hallwood Group. The Class B Units are not publicly traded. The following table sets forth, for the periods indicated, the high and low reported sales prices for the Class A Units as reported on the Exchange and the distributions paid per Class A Unit for the corresponding periods.


             Class A Units                High              Low                   Distributions

First quarter 1996                        $   5 1/4         $   3 3/4                   $.13
Second quarter 1996                           6 3/4             4 5/8                     .13
Third quarter 1996                            7 3/8             5 7/8                     .13
Fourth quarter 1996                           9                 6 1/4                     .13
                                                                                          ---
                                                                                         $.52
                                                                                          ===

First quarter 1997                         $ 10 3/4         $  8 1/16                   $.13
Second quarter 1997                          9                 7 1/8                     .13
Third quarter 1997                           8 15/16           6 15/16                   .13
Fourth quarter 1997                          10 1/4            7 1/2                     .13
                                            -------           -------                    ---
                                                                                        $.52
                                                                                        =====

On January 17, 1996, HEP's Class C Units began trading on the Exchange under the symbol "HEPC." On February 17, 1998, HEP closed its public offering of 1.8 million Class C Units which were priced at $10.00 per Unit. As of February 27, 1998, 2,464,063 Class C Units were outstanding, held by approximately 1,321 unitholders of record. The following table sets forth, for the periods indicated, the high and low reported sales prices for the Class C Units as reported on the Exchange and distributions paid per Class C Unit for the corresponding periods.


             Class C Units                High              Low                      Distributions

First quarter 1996                        $  7 7/8         $   6 1/2                 $   .25
Second quarter 1996                          8 1/2             7 3/8                     .25
Third quarter 1996                           9 5/8             8                         .25
Fourth quarter 1996                          9 7/8             8 3/4                     .25
                                            ------           -------                     ---
                                                                                       $1.00
                                                                                       =====

First quarter 1997                        $ 10             $   8 5/8                  $  .25
Second quarter 1997                          9 3/8             8 3/4                     .25
Third quarter 1997                          10 1/2             8 7/8                     .25
Fourth quarter 1997                         14 7/8            10                         .25
                                            ------           -------                     ---
                                                                                       $1.00
                                                                                        ====

HEP's debt agreements limit aggregate distributions paid by HEP in any twelve month period to 50% of cash flow from operations before working capital changes and 50% of distributions received from affiliates, if the principal amount of debt of HEP is 50% or more of the borrowing base. Aggregate distributions paid by HEP are limited to 65% of cash flow from operations before working capital changes and 65% of distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

ITEM 6  -  SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding HEP's financial position and results of operations as of the dates indicated. As a result of the issuance of Class A Units in connection with a litigation settlement, all Unit and per Unit information for periods prior to December 31, 1995 has been retroactively restated.


                                                             As of and For the Years Ended December 31,
                                            1997            1996               1995              1994             1993
                                      -     -----       -   -----        -     -----       -     -----       -    ----
                                                                 (In thousands except per Unit)

Summary of Operations
   Oil and gas revenues and
      pipeline operations                    $ 44,707       $ 50,644          $ 43,454          $ 43,899         $ 44,106
   Litigation settlement                                                                                           11,466
   Total revenue                               45,103         51,066            43,780            44,482           49,613
   Production operating
      expense                                  11,060         11,511            11,298            12,177           11,200
   Depreciation, depletion and
      amortization                             11,961         13,500            15,827            18,168           17,076
   Impairment                                                                   10,943             7,345
   General and administrative
      expense                                   5,333          4,540             5,580             5,630            6,812
   Net income (loss)                           12,803         15,726            (9,031)          (10,093)          13,064
   Basic net income (loss) per
     Class A and Class B Unit*                   1.09           1.35             (1.07)            (1.20)            1.14
   Diluted net income (loss) per
     Class A and Class B Unit *                  1.07           1.35             (1.07)            (1.20)            1.14
   Distributions per Class A
     and Class B Unit                             .52            .52               .80               .80              .80

Balance Sheet
   Working capital (deficit)              $     (973)      $  (1,355)        $  (4,363)        $  (9,390)       $   7,020
   Property, plant and
      equipment, net                          94,331          88,549            94,926           107,414          122,133
   Total assets                              131,603         122,792           125,152           136,281          171,624
   Long-term debt                             34,986          29,461            37,557            25,898           38,010
   Long-term contract
      settlement obligation                                    2,512             2,397             2,666            3,673
   Deferred liability                          1,180           1,533             1,718             1,931            1,504
   Minority interest in
      affiliates                               3,258           3,336             3,042             2,923            3,346
   Partners' capital                          69,064          64,215            57,572            78,803           98,576

*Per Unit amounts have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128 "Earnings per share" ("SFAS 128") in December 1997.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Cash Flow

HEP generated $27,384,000 of cash flow from operating activities during 1997.

   The other primary cash inflows were:

         $7,000,000 in proceeds from long-term debt;

         $133,000 in proceeds from the sale of property.

   Cash was used primarily for:

        Distributions to partners of $7,676,000;

        Additions to property, exploration and development costs of $16,216,000;

        Payments of long-term debt of $7,285,000.

When combined with miscellaneous other cash activity during the year, the result was an increase in HEP's cash and cash equivalents of $1,082,00, from $5,540,000 at December 31, 1996 to $6,622,000 at December 31, 1997.

Property Purchases, Sales and Capital Budget

In 1997, HEP incurred $16,216,000 in direct property additions and exploration and development costs. The costs were comprised of approximately $12,983,000 for domestic exploration and development expenditures and approximately $3,233,000 for property acquisitions. HEP's 1997 capital program led to the replacement, including revisions to prior year reserves, of 63% of 1997 production using year-end pricing.

HEP's significant direct exploration and development expenditures in the Greater Permian Region in 1997 included approximately $1,085,000 for successfully recompleting or drilling three development wells, and for drilling two unsuccessful exploration wells in the Carlsbad/Catclaw Draw areas in northeast New Mexico; approximately $650,000 for acquiring acreage and drilling 10 exploration wells, seven of which were successful, in the operated Merkle area in West Texas; approximately $1,030,000 for drilling two exploration wells and nine development wells in the Spraberry area of West Texas, eight of which were successful; approximately $510,000 for the purchase of additional interests in the Spraberry area; and approximately $400,000 for drilling 14 development wells in the Keystone area in West Texas, all of which were successful.

In the Lone Tree area of the Rocky Mountain Region, HEP drilled two exploration wells and three development wells for a cost of approximately $920,000. Two of the development wells and one of the exploration wells were successful. In the Gulf Coast Region, HEP incurred approximately $770,000 drilling two successful Jeffress Field development wells. HEP also spent approximately $855,000 on two unsuccessful exploration attempts and one unsuccessful development well. Repairs and successful workovers on wells in the Scott Field cost HEP approximately $800,000.

Projects begun in the fourth quarter of 1996 have cost HEP approximately $995,000 in 1997. These costs are primarily for work in the Gulf Coast Region and in the Greater Permian Region.

For 1998, HEP's capital budget, which will be paid from cash generated from operations, cash on hand and borrowings, has been set at $25,000,000. HEP's plans include projects in Texas, New Mexico, Colorado, North Dakota, and Montana.

See Item 2 - Properties, for further discussion of HEP's exploration and development projects.

Long lived assets, other than oil and gas properties, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, the Partnership has not recognized any impairment losses.

Distributions

During 1997, HEP declared distributions of $.52 per Class A Unit and $1.00 per Class C Unit to its Unitholders. Distributions on the Class B Units are suspended if the Class A Units receive a distribution of less than $.20 per Class A Unit per calendar quarter. In any quarter for which distributions of $.20 or more per unit are made on the Class A Units, the Class B Units are entitled to be paid, in whole or in part, suspended distributions.

The Board of Directors of HEP's General Partner is considering the distribution level for future quarters, taking into account oil and gas prices and the capital needs of HEP.

Unit Option Plan

On January 31, 1995, the board of directors of the general partner approved the adoption of the 1995 Unit Option Plan to be used for the motivation and retention of directors, employees and consultants performing services for HEP. The plan authorizes the issuance of options to purchase 425,000 Class A Units. Grants of the total options authorized were made on January 31, 1995, vesting one-third at that time, an additional one-third on January 31, 1996 and the remaining one-third on January 31, 1997. The exercise price of the options is $5.75, which was the closing price of the Class A Units on January 30, 1995. As of December 31, 1997, no options have been exercised.

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

Financing

During the first quarter of 1997, HEP and its lenders amended HEP's Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 1999. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities"), HEP has a borrowing base of $46,000,000. HEP has amounts outstanding at December 31, 1997 of $30,700,000 under the Credit Agreement and $4,286,000 under the Note Purchase Agreement. Subsequent to December 31, 1997, HEP repaid $14,000,000 of its borrowings under the Credit Agreement and repaid its outstanding contract settlement obligation of $2,732,000; therefore, HEP's unused borrowing base totaled $25,014,000 at February 27, 1998.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1998 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of December 31, 1997.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 1.875%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 1.75%. At December 31, 1997 the applicable interest rate was 7.5%. Interest is payable monthly, and 16 quarterly principal payments of $2,187,000, as adjusted for the anticipated borrowings to fund the Note Purchase Agreement payment due in 1998, commence May 31, 1999.

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

As of December 31, 1997, HEP had a net over-produced position of 162,000 mcf ($374,000 valued at average annual gas prices). The general partner believes that this imbalance can be made up from production on existing wells or from wells which will be drilled as offsets to existing wells and that this imbalance will not have a material effect on HEP's results of operations, liquidity and capital resources. The reserves disclosed in Item 8 have been decreased by 162,000 mcf in order to reflect HEP's gas balancing position.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SAFS 130"). SAFS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Partnership is required to adopt SFAS 130 on January 1, 1998. The Partnership has not completed the process of evaluating the impact that will result from adopting SFAS 130 or the manner that will be used to disclose the required information in its financial statements.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the Partnership's Unitholders and potential investors with certain information regarding the Partnership's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans and objectives. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of the Partnership are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Partnership's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Partnership's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Partnership's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Partnership's periodic reports and filings with the Securities and Exchange Commission. Accordingly, Unitholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected.

Inflation and Changing Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEP, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas have fluctuated from 1995 through 1997. The following table presents the average prices received per year by HEP, and the effects of the hedging transactions discussed below.


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

1997                $19.35                   $19.08                      $2.54                    $2.31
1996                 20.85                    20.10                       2.38                     2.24
1995                 16.98                    17.36                       1.58                     1.82

HEP has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing.

The following table provides a summary of HEP's financial contracts:


                                       Oil
                                                             Percent of
                                                             Production                 Contract
                       Period                                   Hedged                 Floor Price
                                                                                        (per bbl)

                        1998                                     23%                     $16.62
                        1999                                      2%                     $15.38

Between 9% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HEP will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus 25% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Between 59% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $17.00 to $18.85 per barrel.


                                                                                  Gas
                                                              Percent of
                                                              Production                  Contract
                        Period                                    Hedged                Floor Price
                                                                                         (per mcf)

                             1998                                      42%                     $2.04
                             1999                                      24%                     $1.87
                             2000                                      14%                     $2.01
                             2001                                       4%                     $1.55




Between 0% and 38% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap price is $2.93 per mcf.

During the first quarter through February 27, 1998, the weighted average oil price (for barrels not hedged) was approximately $15.70 per barrel, and the weighted average price of natural gas (for mcf not hedged) was approximately $2.10 per mcf.

Inflation

Inflation did not have a material impact on HEP in 1997 and is not anticipated to have a material impact in 1998.

Results of Operations

The following tables are presented to contrast HEP's revenue, expense and earnings for discussion purposes. Significant fluctuations are discussed in the accompanying narrative. The "direct owned" column represents HEP's direct royalty and working interests in oil and gas properties. The "Mays" column represents the results of operations of six May Limited Partnerships which are consolidated with HEP. In 1997, HEP owned interests which ranged from 57.5% to 68.2% of the Mays; in 1996 HEP's ownership in the Mays ranged from 54.5% to 68.5%, and in 1995 HEP's ownership in the Mays ranged from 54.5% to 68.3%.


                                  TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                                            (In thousands except price)

                                            For the Year Ended December 31, 1997          For the Year Ended December 31, 1996
                                            ------------------------------------          ------------------------------------
                                           Direct                                           Direct
                                           Owned             Mays         Total             Owned       Mays             Total


Oil production (bbl)                            691              79            770               862        110               972
Gas production (mcf)                         10,426           1,348         11,774            11,003      1,783            12,786

Average oil price                            $18.94          $20.27         $19.08            $19.92     $21.52            $20.10
Average gas price                           $  2.23         $  2.91        $  2.31           $  2.11    $  3.05           $  2.24

Oil revenue                                 $13,089          $1,601        $14,690           $17,167     $2,367           $19,534
Gas revenue                                  23,302           3,918         27,220            23,178      5,440            28,618
Pipeline and other revenue                    2,797                          2,797             2,492                        2,492
Interest income                                 324              72            396               356         66               422
                                                ---            ----            ---            ------       -----           ------
      Total revenue                          39,512           5,591         45,103            43,193       7,873            51,066
                                             ------           ------        ------           -------      ------            ------

Production operating                          10,498            562          11,060           10,782         729            11,511
Facilities operating                             641                            641              726                           726
General and administrative                     4,953            380           5,333            4,131         409             4,540
Depreciation, depletion, and amortization     10,630          1,331          11,961           11,729       1,771            13,500
Interest                                       3,096                          3,096            3,878                         3,878
Equity in income of HCRC                      (1,348)                        (1,348)          (1,768)                       (1,768)
Minority interest                                             1,797           1,797                        2,723             2,723
Litigation settlement (income) expense          (234)            (6)           (240)             223           7               230
                                                ----           ----            ----             ----      ------             ------
   Total expense                              28,236          4,064          32,300           29,701       5,639            35,340
                                              ------          -----          ------           ------       -----            ------
      Net income                             $11,276         $1,527         $12,803          $13,492      $2,234           $15,726
                                              ======          =====          ======           ======       =====            ======



                                  TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                                            (In thousands except price)
                                       For the Year Ended December 31, 1995

                                                            Direct
                                                            Owned             Mays             Total

Oil production (bbl)                                             895               98               993
Gas production (mcf)                                          11,497            1,538            13,035

Average oil price                                             $17.32           $17.74            $17.36
Average gas price                                            $  1.81          $  1.92           $  1.82

Oil revenue                                                 $ 15,501          $ 1,739          $ 17,240
Gas revenue                                                   20,822            2,948            23,770
Pipeline and other revenue                                     2,444                              2,444
Interest                                                         263               63               326
                                                                 ---               --               ---
      Total revenue                                           39,030            4,750            43,780
                                                              ------            -----            ------

Production operating                                          10,658              640            11,298
Facilities operating                                             794                                794
General and administrative                                     5,131              449             5,580
Depreciation, depletion, and amortization                     14,058            1,769            15,827
Impairment of oil and gas properties                          10,943                             10,943
Interest                                                       4,245                              4,245
Equity in loss of HCRC                                         2,273                              2,273
Minority interest                                                               1,465             1,465
Litigation settlement expense                                    337               49               386
                                                                 ---               --               ---
   Total expense                                              48,439            4,372            52,811
                                                              ------            -----            ------
      Net income (loss)                                    $  (9,409)        $    378          $ (9,031)
                                                            ========          =======           =======

1997 Compared to 1996

Oil Revenue

Oil revenue decreased $4,844,000 during 1997 as compared with 1996. The decrease is comprised of a decrease in the average oil price from $20.10 per barrel in 1996 to $19.08 per barrel in 1997, and a decrease in production, from 972,000 barrels in 1996 to 770,000 barrels in 1997. The decrease in production is due to the temporary shut-in of two wells in Louisiana during the second quarter of 1997 while workover procedures were performed and to normal production declines.

The effect of HEP's hedging transactions described under "Inflation and Changing Prices" was to decrease HEP's average oil price from $19.35 per barrel to $19.08 per barrel, resulting in a $208,000 decrease in oil revenue for 1997.

Gas Revenue

Gas revenue decreased by $1,398,000 during 1997 as compared with 1996. The decrease is comprised of a decrease in gas production from 12,786,000 mcf during 1996 to 11,774,000 mcf during 1997, partially offset by an increase in the average gas price from $2.24 per mcf in 1996 to $2.31 per mcf in 1997. The decrease in production is due to the temporary shut-in of two wells in Louisiana during the second quarter of 1997 while workover procedures were performed and to normal production declines.

The effect of HEP's hedging transactions as described under "Inflation and Changing Prices" was to decrease HEP's average gas price from $2.54 per mcf to $2.31 per mcf, representing a $2,708,000 decrease in gas revenues for 1997.

Pipeline, Facilities and Other

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and incentive payments related to certain wells in San Juan County, New Mexico. Pipeline facilities and other revenue increased $305,000 during 1997 as compared with 1996 primarily due to increased salt water disposal income.

Interest Income

The decrease in interest income of $26,000 during 1997 as compared with 1996 resulted from a lower average cash balance during 1997 as compared with 1996.

Production Operating Expense

Production operating expense decreased $451,000 during 1997 as compared with 1996, primarily as a result of decreased production taxes due to the 13% decrease in oil and gas revenue during 1997 discussed above.

Facilities Operating Expense

Facilities operating expense represents operating expenses associated with various smaller gathering systems operated by HEP. The decrease in facilities operating expense of $85,000 is primarily due to decreased maintenance activity during 1997 as compared with 1996.

General and Administrative Expense

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports, as well as allocated internal overhead incurred by the operating company on behalf of HEP. These expenses increased $793,000 during 1997 as compared with 1996 primarily due to an increase in performance based compensation and an increase in bank fees due to the extension of the term date of HEP's line of credit during 1997.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense decreased $1,539,000 during 1997 as compared with 1996. The decrease is primarily the result of a lower depletion rate in 1997 as compared with 1996, due to the 13% decrease in production discussed above.

Interest Expense

Interest expense decreased $782,000 during 1997 as compared with 1996. The decrease is due to a lower average outstanding debt balance during 1997 as compared to 1996.

Equity in Earnings of HCRC

Equity in earnings of HCRC represents HEP's share of its equity investment in HCRC. HEP's equity in HCRC's earnings decreased $420,000 during 1997 as compared to 1996. The decrease is primarily the result of lower oil and gas revenues during 1997 caused primarily by HCRC's decreased oil and gas production.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease of $926,000 is due to a decrease in the net income of the May Partnership resulting primarily from decreased production from their properties.

Litigation Settlement Income (Expense)

Litigation settlement income during 1997 is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation. Litigation settlement expense during 1996 consists primarily of expenses incurred to settle various individually insignificant claims against HEP.

1996 Compared to 1995

Oil Revenue

Oil revenue increased $2,294,000 during 1996 as compared with 1995. The increase is comprised of a 16% increase in the average oil price from $17.36 per barrel in 1995 to $20.10 per barrel in 1996, partially offset by a decrease in production, from 993,000 barrels in 1995 to 972,000 barrels in 1996. The decrease in production is due to property sales and to normal production declines.

The effect of HEP's hedging transactions was to decrease HEP's average oil price from $20.85 per barrel to $20.10 per barrel, resulting in a $729,000 decrease in oil revenue for 1996.

Gas Revenue

Gas revenue increased by $4,848,000 during 1996 as compared with 1995. The increase is comprised of a 23% increase in the average gas price from $1.82 per mcf in 1995 to $2.24 per mcf in 1996, partially offset by a decrease in gas production from 13,035,000 mcf during 1995 to 12,786,000 mcf during 1996. The decrease in production is due to decreases in allowable production limits and to normal production declines, partially offset by increased production from exploratory and developmental drilling projects in Montana, Wyoming and West Texas.

The effect of HEP's hedging transactions was to decrease HEP's average gas price from $2.38 per mcf to $2.24 per mcf, representing a $1,790,000 decrease in gas revenues for 1996.

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

General and Administrative Expense

General and administrative expenses decreased $1,040,000 during 1996 as compared with 1995 primarily due to a decrease in performance based compensation, a decrease in salaries expense and employee benefits expense due to personnel reductions during 1995 and lower legal expense in 1996 due to the settlement of a significant lawsuit during 1995.

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

Equity in Earnings (Loss) of HCRC

HEP's equity in HCRC's earnings increased by $4,041,000 during 1996 as compared to 1995. The increase is primarily the result of a 6% increase in HEP's ownership of HCRC resulting from HEP's purchase of 38,895 shares of common stock of HCRC during the second quarter of 1996. Also contributing to the increase were higher oil and gas prices for HCRC during 1996 and the inclusion in 1995 of impairment expense resulting from the write-off of HCRC's investment in an Indonesian project and other property impairments.

Litigation Settlement Expense

Litigation settlement expense during 1996 and 1995 consists primarily of expenses incurred to settle various individually insignificant claims against HEP.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                           Page No.

FINANCIAL STATEMENTS:

Independent Auditors' Report                                                                                  25

Consolidated Balance Sheets at December 31, 1997 and 1996                                                  26-27

Consolidated Statements of Operations for the years
  ended December 31, 1997, 1996 and 1995                                                                      28

Consolidated Statements of Partners' Capital for the
  years ended December 31, 1997, 1996 and 1995                                                                29

Consolidated Statements of Cash Flows for the years
  ended December 31, 1997, 1996 and 1995                                                                      30

Notes to Consolidated Financial Statements                                                                 31-47

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION - (UNAUDITED)                                                 48-51


                          INDEPENDENT AUDITORS' REPORT


To the Partners of Hallwood Energy Partners, L.P.:

We have audited the consolidated financial statements of Hallwood Energy Partners, L.P. as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, listed in the index at Item 8. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Energy Partners, L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
February 27, 1998


                                          HALLWOOD ENERGY PARTNERS, L.P.
                                            CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)

                                                                                                         December 31,

                                                                                                     1997             1996
                                                                                                    -----             ----

                CURRENT ASSETS
                   Cash and cash equivalents                                                     $    6,622      $    5,540
                   Accounts receivable:
                      Oil and gas revenues                                                            8,772           9,405
                      Trade                                                                           4,609           4,507
                   Due from affiliates                                                                  588
                   Prepaid expenses and other current assets                                          1,551             928
                                                                                                    -------           -----
                        Total                                                                        22,142          20,380
                                                                                                    -------          ------
                PROPERTY, PLANT AND EQUIPMENT, at cost
                   Oil and gas properties (full cost method):
                      Proved mineral interests                                                      624,621         607,875
                      Unproved mineral interests - domestic                                           2,315           1,244
                   Furniture, fixtures and other                                                      3,513           3,366
                                                                                                    -------           -----
                        Total                                                                       630,449         612,485
                   Less accumulated depreciation, depletion,
                      amortization and property impairment                                          (536,118)      (523,936)
                                                                                                     -------        -------
                        Total                                                                        94,331          88,549

                OTHER ASSETS
                   Investment in common stock of HCRC                                                15,048          13,700
                   Deferred expenses and other assets                                                    82             163
                                                                                                     ------          ------
                        Total                                                                        15,130          13,863
                                                                                                     ------          ------

                TOTAL ASSETS                                                                       $131,603        $122,792
                                                                                                   ========        ========
















                                         (Continued on the following page)



                                          HALLWOOD ENERGY PARTNERS, L.P.
                                            CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)
                                                                                                   December 31,

                                                                                            1997              1996
                                                                                      -     -----       -     ----

                CURRENT LIABILITIES
                   Accounts payable and accrued liabilities                              $  19,915           $  15,185
                   Due to affiliates                                                                               159
                   Net working capital deficit of affiliate                                    448                 581
                   Current portion of contract settlement                                    2,752
                   Current portion of long-term debt                                                             5,810
                                                                                            -------             ------
                        Total                                                               23,115              21,735
                                                                                            -------             ------

                NONCURRENT LIABILITIES
                   Long-term debt                                                           34,986              29,461
                   Contract settlement                                                                           2,512
                   Deferred liability                                                        1,180               1,533
                                                                                            -------             ------
                        Total                                                               36,166              33,506
                                                                                            -------             ------
                           Total Liabilities                                                59,281              55,241
                                                                                            -------             ------

                MINORITY INTEREST IN AFFILIATES                                              3,258               3,336
                                                                                             -------             ------
                COMMITMENTS AND CONTINGENCIES (NOTE 14)

                PARTNERS' CAPITAL

                   Class A Units - 9,977,254 Units issued, 9,077,949
                       outstanding in 1997 and 1996                                         66,184              61,487
                   Class B Subordinated Units - 143,773 Units issued
                       and outstanding in 1997 and 1996                                      1,411               1,254
                   Class C Units - 664,063 Units issued and outstanding in
                       1997 and 1996                                                         4,868               5,146
                   General Partner                                                           3,580               3,307
                      Treasury Units - 899,305 Units in 1997 and 1996                       (6,979)             (6,979)
                                                                                             -------             ------
                           Partners' Capital - Net                                          69,064              64,215
                                                                                            -------             ------



                TOTAL LIABILITIES AND PARTNERS' CAPITAL                                   $131,603             $122,792
                                                                                          ========             ========








               The accompanying notes are an integral part of the
                             financial statements.


                                          HALLWOOD ENERGY PARTNERS, L.P.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands except per Unit)

                                                                            For the Years Ended December 31,
                                                                         1997              1996             1995
                                                                   -     -----       -     -----       -    ----

       REVENUES:
          Oil revenue                                                  $  14,690        $  19,534        $  17,240
          Gas revenue                                                     27,220           28,618           23,770
          Pipeline, facilities and other                                   2,797            2,492            2,444
          Interest                                                           396              422              326
                                                                         -------           -------           -----

                                                                          45,103           51,066           43,780
                                                                         -------           -------           -----
       EXPENSES:
          Production operating                                            11,060           11,511           11,298
          Facilities operating                                               641              726              794
          General and administrative                                       5,333            4,540            5,580
          Depreciation, depletion and amortization                        11,961           13,500           15,827
          Impairment of oil and gas properties                                                              10,943
          Interest                                                         3,096            3,878            4,245
                                                                          -------           -------           -----
                                                                          32,091           34,155           48,687
                                                                         -------           -------           -----
       OTHER INCOME (EXPENSES):
          Equity in earnings (loss) of HCRC                                1,348            1,768            (2,273)
          Minority interest in net income of affiliates                   (1,797)           (2,723)          (1,465)
          Litigation settlement                                              240              (230)            (386)
                                                                          -------           -------           -----
                                                                            (209)           (1,185)          (4,124)
                                                                          -------           -------           -----
       NET INCOME (LOSS)                                                  12,803           15,726            (9,031)
       CLASS C UNIT DISTRIBUTIONS ($1.00 PER UNIT)                           664              664
                                                                          -------           -------           -----
       NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL PARTNER, CLASS
          A AND CLASS B LIMITED PARTNERS                               $  12,139        $  15,062         $  (9,031)
          CLASS B LIMITED PARTNERS                                      ========           ========          ========

       ALLOCATION OF NET INCOME (LOSS):

       General partner                                                $   2,097          $   2,569        $   1,289
                                                                                           ========         ========

       Class A and Class B Limited partners                            $ 10,042           $ 12,493           $(10,320)
                                                                         ======             =======            =======
          Per Class A Unit and Class B Unit - basic                  $     1.09         $     1.35         $    (1.07)
                                                                        =======           =========          =========
          Per Class A Unit and Class B Unit - diluted                $     1.07          $     1.35        $    (1.07)
                                                                        =======            =========          =========
          Weighted average Class A Units and Class B
             Units outstanding                                          9,222                  9,240            9,683
                                                                      ========                 ========         =====



               The accompanying notes are an integral part of the
                             financial statements.


                                          HALLWOOD ENERGY PARTNERS, L.P.
                                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                                  (In thousands)



                                       General            Class A          Class B            Class C             Treasury
                                       Partner             Units            Units              Units               Units

Balance, December 31, 1994             $  4,051          $  77,342         $  1,350                              $  (3,940)
Increase in Treasury Units                                                                                          (2,145)
Syndication costs                                              (63)
Distributions                            (2,359)            (7,517)            (116)
Net income (loss)                         1,289            (10,148)            (172)
                                          -----            -------             ----

Balance, December 31, 1995                2,981             59,614            1,062                                 (6,085)
Increase in Treasury Units                                                                                            (894)
Syndication costs                                              (12)
Issuance of Class C Units                                   (5,146)                             $5,146
Distributions                            (2,243)            (5,270)                                (664)
Net income                                2,569             12,301              192                664
                                          -----             ------              ---                ---              -------

Balance, December 31, 1996                3,307             61,487            1,254              5,146              (6,979)
Syndication costs                                                                                (278)
Distributions                            (1,824)            (5,188)                              (664)
Net income                                2,097              9,885              157                664
                                          -----              -----              ---                ---             --------

Balance, December 31, 1997              $ 3,580            $ 66,184           $1,411             $4,868             $(6,979)
                                         ======              ======            =====              =====              ======












               The accompanying notes are an integral part of the
                             financial statements.


                                          HALLWOOD ENERGY PARTNERS, L.P.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)


                                                                       For the Years Ended December 31,
                                                              1997            1996             1995
                                                              ----        -   -----       -    ----

OPERATING ACTIVITIES:

   Net income (loss)                                     $ 12,803          $ 15,726         $ (9,031)
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
        Depreciation, depletion, amortization and
           impairment                                      11,961            13,500           26,770
        Depreciation charged to affiliates                    221               265              256
        Amortization of deferred loan costs and
        other assets                                           81               167              201
        Noncash interest expense                              241               219              289
        Minority interest in net income                     1,797             2,723            1,465
        Take-or-pay recoupment                               (126)             (376)            (571)
        Equity in (earnings) loss of HCRC                  (1,348)           (1,768)           2,273
        Undistributed (earnings) loss of affiliates           197              (187)            (886)
   Changes in operating assets and liabilities
   provided (used) cash net of noncash activity:
        Oil and gas revenues receivable                       633            (2,638)            (547)
        Trade receivables                                    (102)           (1,647)             182
        Due from affiliates                                (2,948)            2,808           (1,161)
        Prepaid expenses and other current assets            (623)              163              261
        Accounts payable and accrued liabilities            4,730            (2,159)          (1,052)
        Due to affiliates                                    (133)             (373)
                                                           ------            ------           ------
           Net cash provided by operating activites        27,384            26,423           18,449
                                                           ------           ------            ------
INVESTING ACTIVITIES:
   Additions to property, plant and equipment              (3,233)           (3,148)          (2,727)
   Exploration and development costs incurred             (12,983)           (9,467)          (8,404)
   Proceeds from sales of property, plant and equipment       133             5,294              394
   Investment in affiliates                                   (76)             (449)
   Refinance of Spraberry investment                                         (4,715)
   Other investing activities                                 (29)
                                                           ------            -------          -------
           Net cash used in investing activities          (16,188)          (12,485)         (10,737)
                                                           -------          -------          -------

FINANCING ACTIVITIES:
   Payments of long-term debt                              (7,285)          (11,373)          (7,379)
   Proceeds from long-term debt                             7,000             9,000           15,000
   Distributions paid                                      (7,676)           (8,176)         (10,020)
   Distributions paid by consolidated affiliates to
     minority interest                                     (1,875)           (2,429)          (1,346)
   Payment of contract settlement                                              (305)          (1,336)
   Other financing activities                                (278)              (92)             (63)
                                                            ------              ---            -----
           Net cash used in financing activities          (10,114)          (13,375)          (5,144)
                                                           -------          -------           ------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                              1,082               563            2,568

CASH AND CASH EQUIVALENTS:

   BEGINNING OF YEAR                                        5,540             4,977            2,409
                                                            ------            -----            -----
   END OF YEAR                                          $   6,622         $   5,540        $   4,977
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

Hallwood Energy Partners, L.P. ("HEP" or the "Partnership") is a publicly traded Delaware limited partnership engaged in the development, acquisition and production of oil and gas properties in the continental United States. HEP's objective is to provide its partners with an attractive return through a combination of cash distributions and capital appreciation. To achieve its objective, HEP utilizes operating cash flow, first, to reinvest in operations to maintain its reserve base and production; second to make stable cash distributions to Unitholders; and third, to grow HEP's reserve base over time. HEP's future growth will be driven by a combination of development of existing projects, exploration for new reserves and select acquisitions. HEPGP Ltd. became the general partner of HEP on November 26, 1996 after its former general partner, Hallwood Energy Corporation ("HEC") merged into The Hallwood Group Incorporated ("Hallwood Group"). HEPGP Ltd. is a limited partnership of which Hallwood Group is the limited partner and Hallwood G.P., Inc. ("Hallwood G.P."), a wholly owned subsidiary of Hallwood Group, is the general partner. HEP commenced operations in August 1985 after completing an exchange offer in which HEP acquired oil and gas properties and operations from HEC, 24 oil and gas limited partnerships of which HEC was the general partner, and certain working interest owners that had participated in wells with HEC and the limited partnerships.

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

Accounting Policies

Consolidation

HEP fully consolidates entities in which it owns a greater than 50% equity interest and reflects a minority interest in the consolidated financial statements. HEP accounts for its interest in 50% or less owned affiliated oil and gas partnerships and limited liability companies using the proportionate consolidation method of accounting. HEP's investment in approximately 46% of the common stock of its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), is accounted for under the equity method.

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

As of December 31, 1997, HEP had a net over-produced position of 162,000 mcf ($374,000 valued at average gas prices). The general partner believes that this imbalance can be made up from or repaid by production on existing wells or from wells which will be drilled as offsets to existing wells and that this imbalance will not have a material effect on HEP's results of operations, liquidity and capital resources. HEP's oil and gas reserves as of December 31, 1997 have been decreased by 162,000 mcf in order to reflect HEP's gas balancing position.

Allocations

Partnership costs and revenues are allocated to Class A and Class B Unitholders and the general partner pursuant to the partnership agreement as set forth below.


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

Property, Plant and Equipment

HEP follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized in a single cost center ("full cost pool") and are amortized over the productive life of the underlying proved reserves using the units of production method. Proceeds from property sales are generally credited to the full cost pool.

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

Long lived assets, other than oil and gas properties which are evaluated for impairment as described above, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, HEP has not recognized any impairment losses.

Deferred Liability

The deferred liability as of December 31, 1997 and 1996 consists primarily of HEP's share of the unrecouped portion of a 1989 take-or-pay settlement, which is recoupable in gas volumes.

Distributions

HEP paid a $.13 per Class A Unit and a $.25 per Class C Unit distribution on February 12, 1998 to Unitholders of record on December 31, 1997. This amount and the general partner distribution were accrued as of year end. At December 31, 1997 and 1996, distributions payable of $2,093,000 and $1,996,000, respectively were included in accounts payable and accrued liabilities. HEP declared distributions of $.52 per Class A Unit and $1.00 per Class C Unit for 1997 and 1996.

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

As a result of differences between the accounting treatment of certain items for income tax purposes and financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 1997 and 1996, the income tax bases of the
Partnership's oil and gas properties were approximately $94,000,000 and $94,400,000, respectively.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Computation of Net Income Per Unit

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share (EPS), and supersedes APB Opinion No. 15 and its related interpretations. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion No. 15. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. HEP adopted SFAS 128 effective December 31, 1997, and has restated all prior period EPS data presented to give retroactive effect to the new accounting standard.

Basic income (loss) per Class A and Class B Unit is computed by dividing net income (loss) attributable to the Class A and Class B limited partners' interest (net income excluding income (loss) attributable to the general partner and Class C Units) by the weighted average number of Class A Units and Class B Units outstanding during the periods. Diluted income per Class A and Class B Unit includes the potential dilution that could occur upon exercise of the options to acquire Class A Units described in Note 9, computed using the treasury stock method which assumes that the increase in the number of Units is reduced by the number of Units which could have been repurchased by the Partnership with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the Class A Units during the reporting period). All Unit and per Unit information has been restated to reflect the issuance of Class A Units in connection with a lawsuit settlement further described in Note 12.

The following table reconciles the number of Units outstanding used in the calculation of basic and diluted income (loss) per Class A and Class B Unit. Unit options have been ignored in the computation of diluted loss per share in 1995 because their inclusion would be anti-dilutive.

                                                                        Income           Units          Per Unit
                                                                           (In thousands except per Unit)

For the Year Ended December 31, 1997
   Net income per Class A Unit and Class B Unit - basic              $ 10,042            9,222            $ 1.09
                                                                                                           =====
   Effect of Unit Options                                                                  137
                                                                       -------             ---
     Net Income per Class A Unit and Class B Unit - diluted          $ 10,042            9,359            $ 1.07
                                                                      =======            =====             =====

For the Year Ended December 31, 1996
   Net income per Class A Unit and Class B Unit -basic               $ 12,493            9,240            $ 1.35
                                                                                                           =====
   Effect of Unit Options                                                                   13
                                                                      --------              --
     Net Income per Class A Unit and Class B Unit - diluted          $ 12,493            9,253            $ 1.35
                                                                      =======            =====             =====

For the Year Ended December 31, 1995
   Net loss per Class A Unit and Class B Unit - basic                $(10,320)           9,683           $(1.07)
                                                                      -------            -----            =====
     Net loss per Class A Unit and Class B Unit - diluted            $(10,320)           9,683           $(1.07)
                                                                      =======            =====            =====

Treasury Units

HEP owns approximately 46% of the outstanding common stock of HCRC, while HCRC owns approximately 19% of HEP's Class A Units. Consequently, HEP has an interest in 899,305 of its own Units at December 31, 1997 and 1996. These Units are treated as treasury Units in the accompanying financial statements.

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

Significant Customers

Although the Partnership sells the majority of its oil and gas production to a few purchasers, there are numerous other purchasers in the area in which HEP sells its production; therefore, the loss of its significant customers would not adversely affect HEP's operations. For the years ended December 31, 1997, 1996 and 1995, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Partnership:


                                                     1997              1996             1995
                                                     ----              ----             ----


Conoco Inc.                                           20%               28%              30%
Marathon Petroleum Company                            16%               11%              14%
El Paso Field Services Company                        11%


Environmental Concerns

HEP is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 1997, HEP has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position of HEP in the oil and gas industry.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SAFS 130"). SAFS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Partnership is required to adopt SFAS 130 on January 1, 1998. The Partnership has not completed the process of evaluating the impact that will result from adopting SFAS 130 or the manner that will be used to disclose the required information in its financial statements.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

NOTE 2  -  OIL AND GAS PROPERTIES

The following table summarizes certain cost information related to HEP's oil and gas activities:


                                                        For the Years Ended December 31,
                                                1997              1996             1995
                                      -         -----  -          -----  -         ----
                                                               (In thousands)

Property acquisition costs:
   Proved                                       $ 1,942         $ 2,321          $ 2,727
   Unproved                                       1,071             560              793
Development costs                                 7,607           8,218           11,333
Exploration costs                                 6,950           2,200            2,915
                                                  -------         -----            -----

      Total                                     $17,570         $13,299          $17,768
                                                 ======          ======           ======

Depreciation, depletion, amortization and impairment expense related to proved oil and gas properties, per equivalent barrel of production for the years ended December 31, 1997, 1996 and 1995, was $4.38, $4.35 and $7.21, respectively.

At December 31, unproved properties consist of the following:


                                                         1997             1996
                                                         ----             ----
                                                                (In thousands)

Texas                                                    $    982       $1,062
California                                                    447
North Dakota                                                  314
Other                                                         571          182
                                                           -------       ------
                                                           $2,314        $1,244
                                                            =====         =====

NOTE 3 - PRINCIPAL ACQUISITIONS AND SALES

On July 1, 1996, HEP and HCRC completed a transaction involving the acquisition from Fuel Resources Development Co., a wholly owned subsidiary of Public Service Company of Colorado, and other interest owners of their interests in 38 coal bed methane wells located in LaPlata County, Colorado and Rio Arriba County, New Mexico. Thirty-four of the wells, were assigned to 44 Canyon LLC ("44 Canyon"), a special purpose entity owned by a large east coast financial institution. The wells qualify for tax credits under Section 29 of the Internal Revenue Code. HPI manages and operates the properties on behalf of 44 Canyon. The $28.4 million purchase price was funded by 44 Canyon through the sale of a volumetric production payment to an affiliate of Enron Capital & Trade Resources Corp., a subsidiary of Enron Corp., the sale of a subordinated production payment and certain other property interests for $3.45 million to an affiliate of HEP and HCRC, and additional cash contributed by the owners of 44 Canyon. The affiliate of HEP and HCRC which purchased the subordinated production payment and other property interests is owned equally by HEP and HCRC. The interests in the four wells in Rio Arriba County were acquired directly by HEP and HCRC.

During 1997 and 1995, HEP had no individually significant property acquisitions or sales.

NOTE 4  -  DERIVATIVES

HEP has entered into numerous financial contracts to hedge the price of its oil and natural gas. HEP does not use these hedges for trading purposes, but rather for the purpose of providing a protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

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

The following table provides a summary of HEP's financial contracts:


                                                                                 Oil

                                                         Quantity of Production
                        Period                                      Hedged          Contract Floor Price
                                                                 (bbl)                    (per bbl)

                         1995                                    380,000                     $17.41
                         1996                                    300,000                      18.33
                         1997                                    346,000                      17.78
                         1998                                    175,000                      16.62
                         1999                                     16,000                      15.38

From 1998 forward, between 9% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HEP will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus 25% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. From 1998 forward, between 59% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $17.00 to $18.85.


                                                                                           Gas
                             Quantity of Production
                            Period                                           Hedged          Contract Floor Price
                                                                          (mcf)                   (per mcf)

                             1995                                        6,439,000                   $1.94
                             1996                                        5,479,000                    1.94
                             1997                                        5,386,000                    1.97
                             1998                                        4,835,000                    2.04
                             1999                                        2,460,000                    1.87
                             2000                                        1,244,000                    2.01
                             2001                                          272,000                    1.55


From 1998 forward, between 0% and 38% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap price is $2.93 per mcf. In the event of nonperformance by the counterparties to the financial contracts, HEP is exposed to credit loss, but has no off-balance sheet risk of accounting loss. The Partnership anticipates that the counterparties will be able to satisfy their obligations under the contracts because the counterparties consist of well-established banking and financial institutions which have been in operation for many years. Certain of HEP's hedges are secured by the lien on HEP's oil and gas properties which also secures HEP's Credit Facilities described in Note 6.


NOTE 5  -  INVESTMENT IN AFFILIATED CORPORATION

HEP accounts for its approximate 46% interest in HCRC using the equity method of accounting. The following presents summarized financial information for HCRC at December 31, 1997, 1996 and 1995:


                                                             1997                  1996                  1995
                                              -              -----  -              -----  -              ----

                                                                               (In thousands)



Current assets                                               $15,874             $10,802               $ 8,312
Noncurrent assets                                             76,497              67,666                65,627
Current liabilities                                           10,043              10,849                15,514
Noncurrent liabilities                                        32,678              24,558                21,790
Revenue                                                       32,411              34,445                25,484
Net income (loss)                                              5,585               8,160               (4,670)

No other individual entity in which HEP owns an interest comprises in excess of 10% of the revenues, net income or assets of HEP.

HCRC repurchased approximately 99,000 and 78,000 shares of its common stock in odd lot repurchase offers which were completed January 26, 1996 and May 3, 1996, respectively. HCRC resold 38,895 of these shares to HEP at the price paid by HCRC for such shares. As a result of these transactions, HEP's ownership in HCRC increased from 40% to 46% at the end of May 1996.

The following amounts represent HEP's share of the property related costs and reserve quantities and values of its equity investee HCRC (in thousands):

Capitalized Costs Relating to Oil and Gas Activities:


                                                                               As of December 31,

                                                             1997                  1996                  1995
                                              -              -----  -              -----  -              ----

Unproved properties                                        $     1,040       $       573           $       230
Proved properties                                              118,966           113,085                94,925
Accumulated depreciation, depletion,
   amortization and property impairment                       (92,511)           (89,175)              (74,168)
                                                              --------           -------               -------
Net property                                                $   27,494         $  24,483             $  20,987
                                                              ========          ========              ========


Costs Incurred in Oil and Gas Activities:


                                                                 For the Years Ended December 31,

                                                             1997                  1996                  1995
                                              -              -----  -              -----  -              ----


Acquisition costs                                          $1,303                 $1,008                $4,168
Development costs                                           2,060                  3,670                 2,124
Exploration costs                                           2,851                    382                   845
                                                            -----                    ---                   ---
     Total                                                 $6,214                  $5,060                $7,137
                                                            =====                  =====                 =====

Results of Operations for Oil and Gas Activities:

                                                                     For the Years Ended December 31,
                                                           1997               1996                     1995
                                              -            -----    -         -----                    ----


Oil and gas revenue                                          $10,889          $11,690              $  7,825
Production operating expense                                 (3,746)           (3,790)               (2,894)
Depreciation, depletion, amortization
   and property impairment expense                           (3,336)           (3,257)               (2,792)
Income tax benefit (expense)                                   (761)               23                  (813)
                                                             --------           -----                 ------
      Net income from oil and gas
        activities                                         $  3,046           $  4,666              $  1,326
                                                            =======            =======               =======


Proved Oil and Gas Reserve Quantities:


                                            Gas                  Oil
                                            Mcf                  Bbl

                                                    (unaudited)


Balance, December 31, 1997                27,268                 2,065
                                          ======                 =====
Balance, December 31, 1996                22,786                 2,680
                                          ======                 =====
Balance, December 31, 1995                15,782                 2,482
                                          ======                 =====

Standardized Measure of Discounted Future Net Cash Flows:


                                  (unaudited)

   December 31, 1997               $ 31,245
                                    =======
   December 31, 1996                $47,701
                                     ======
   December 31, 1995                $25,532
                                     ======

NOTE 6  -  DEBT

HEP's long-term debt at December 31, 1997 and 1996 consisted of the following:


                                                  1997            1996
                                                  ---- -          ----

                                                            (In thousands)



Note Purchase Agreement                         $  4,286        $  8,571
Credit Agreement                                  30,700          26,700
                                                  ------          ------
Total                                             34,986          35,271
Less current maturities                                           (5,810)
                                                  ------          ------
Long-term debt                                    $34,986         $29,461
                                                  =======         =======

During the first quarter of 1997, HEP and its lenders amended HEP's Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 1999. Under the Credit Agreement and an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement") (collectively referred to as the "Credit Facilities"), HEP has a borrowing base of $46,000,000. HEP has amounts outstanding at December 31, 1997 of $30,700,000 under the Credit Agreement and $4,286,000 under the Note Purchase Agreement. Subsequent to December 31, 1997, HEP repaid $14,000,000 of its borrowings under the Credit Agreement and repaid its contract settlement obligation of $2,752,000; therefore, HEP's unused borrowing base totaled $25,014,000 at February 27, 1998.

Borrowings under the Note Purchase Agreement bear interest at an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt is required to be paid in full on April 30, 1998. HEP intends to fund the payment due in April 1998 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of December 31, 1997.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 1.875%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 1.75%. At December 31, 1997 the applicable interest rate was 7.5%. Interest is payable monthly, and 16 quarterly principal payments of $2,187,000, as adjusted for the anticipated borrowings to fund the Note Purchase Agreement payment due in 1998, commence May 31, 1999.

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

HEP entered into contracts to hedge its interest rate payments on $15,000,000 of its debt for each of 1997 and 1998 and $10,000,000 for each of 1999 and 2000. HEP does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HEP's interest payments under its debt agreement, which has a floating interest rate. In general, it is HEP's goal to hedge 50% of the principal amount of its debt for the next two years and 25% for each year of the remaining term of the debt. HEP has entered into four hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the others are interest rate swaps with fixed rates ranging from 5.75% to 6.57%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due. At December 31, 1997, HEP's debt maturity schedule is as follows:


                       (In thousands)

1998                       $
1999                         6,561
2000                         8,748
2001                         8,748
2002                         8,748
Thereafter                   2,181
                           -------
   Total                   $34,986
                          ========


NOTE 7  -  CONTRACT SETTLEMENT OBLIGATION

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

At December 31, 1997, the current contract settlement balance consists of a payment of $2,767,000 due in February 1998, net of unaccreted discount of $15,000.


NOTE 8  -  PARTNERS' CAPITAL

HEP Units that trade on the American Stock Exchange under the symbol "HEP" are referred to as "Class A Units," and Units that trade under the symbol "HEPC" are referred to as "Class C Units".

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

Every year beginning in 1992, the Board of Directors of the general partner has adopted an incentive plan. Each year the Board of Directors determines the percentage of HEP's interest in the cash flow from certain wells drilled, recompleted or enhanced during the year allocated to the incentive plan for that year. The specified percentage was 2.4% for 1997 and 1996 and 1.4% for domestic wells for 1995. In 1995, HEP also had an international incentive plan and the percentage interest in cash flow for that plan was 3%. Beginning in 1996, the domestic and international plans were combined. The specified percentage of cash flow is then allocated among certain key employees who are participants in the Plan for that year. Each award under the plan (with regard to domestic properties) represents the right to receive for five years a portion of the specified share of the cash award, at the conclusion of which the participants are each paid a share of an amount equal to a specified percentage (80% for 1997, 1996 and 1995) of the remaining net present value of the qualifying wells, and the award for that year terminates. The expenses attributable to the plans were $277,000 in 1997, $148,000 in 1996 and $119,000 in 1995 and are included in general and administrative expense in the accompanying financial statements.

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

A summary of options granted under the Option Plan and the changes therein during the years ended December 31, 1997, 1996 and 1995 is presented below:



                                                  1997                        1996                         1995

                                                         Weighted                    Weighted                    Weighted
                                                         Average                     Average                     Average
                                                         Exercise                    Exercise                    Exercise
                                            Units         Price         Units         Price         Units         Price

  Outstanding at beginning of year       425,000         $5.75        425,000        $5.75
  Granted                                                                                         425,000         $5.75
                                         ------------- --------      -------------- --------      -------          ----
  Outstanding at end of year              425,000         $5.75        425,000        $5.75       425,000         $5.75
                                          =======          ====        =======         ====       =======          ====

  Options exercisable at year end         425,000         $5.75        283,330        $5.75       141,665         $5.75
                                          =======          ====        =======         ====       =======          ====


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


                                                              1997                   1996                   1995
                                                              ----                   ----                   ----
Net income (loss):  as reported                         $12,803,000                 $15,726,000         $(9,031,000)
                    pro forma                            12,730,000                  15,544,000          (9,432,000)

Net income (loss)
  per Class A and B Unit - basic:
                            as reported                   $1.09                       $1.35              $(1.07)
                            pro forma                     $1.08                        1.33              $(1.11)

Net income (loss)
  per Class A and Class B Unit - diluted
                            as reported                   $1.07                       $1.35              $(1.07)
                            pro forma                     $1.07                       $1.33              $(1.11)



The fair value of the Unit options for disclosure purposes was estimated on the date of the grant using the Binomial Option Pricing Model with the following assumptions:


Expected dividend yield                                       6%
Expected price volatility                                   28%
Risk-free interest rate                                       7.6%
Expected life of options                                    10 years


NOTE 10 - RELATED PARTY TRANSACTIONS

HPI manages and operates certain oil and gas properties on behalf of independent joint interest owners, HEP and its affiliates. In such capacity, HPI pays all costs and expenses of operations and distributes all revenues associated with such properties. HPI has receivables from affiliates of HEP of $588,000 at December 31, 1997 and payables to affiliates of HEP of $159,000 at December 31, 1996, which represent net revenues net of operating costs and expenses. The intercompany balances are settled monthly.

HPI is reimbursed by HEP for costs and expenses which includes office rent, salaries and associated overhead for personnel of HPI engaged in the acquisition and evaluation of oil and gas properties (technical expenditures which are capitalized as costs of oil and gas properties) and lease operating and general and administrative expenses necessary to conduct the business of HEP (nontechnical expenditures which are expensed as general and administrative or production operating expenses). Reimbursements during 1997, 1996 and 1995 were as follows:


                                             1997                 1996                  1995
                             -               ----  -              -----  -              ----
                                                   (In thousands)

Technical                                    $966                $1,249                $1,100
Nontechnical                                  896                 1,110                 1,321



Included in the nontechnical allocation attributable to HEP's direct interest for 1997, 1996 and 1995 is approximately $275,000, $152,000 and $156,000, respectively, of consulting fees under a consulting agreement with Hallwood Group. Also included in the nontechnical allocation is $301,000, $309,000 and $369,000 in 1997, 1996 and 1995, respectively, representing costs incurred by Hallwood Group and its affiliates on behalf of the Partnership.

During the third quarter of 1994, HPI entered into a consulting agreement with its Chairman of the Board to provide advisory services regarding the activities of its affiliates. This agreement was terminated effective December 1996. The amount of consulting fees allocated to the Partnership under this agreement was $125,000 in both 1996 and 1995.


NOTE 11 - STATEMENT OF CASH FLOWS

Cash paid during 1997,1996 and 1995 for interest totaled $2,775,000, $3,492,000 and $3,356,000, respectively.


NOTE 12 - LITIGATION SETTLEMENTS

In June 1996, HEP and the other parties to the lawsuits styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. settled the lawsuits. The plaintiffs in the lawsuits claimed they had valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Evangeline Shrine Club #1 well and Duhon #1 well, which represented approximately .4% to 2.3% of HEP's interest in these properties, and they were entitled to a portion of the production from the wells dating from February 1990. In the settlement, HEP and the plaintiffs agreed to cross-convey interests in certain leases to one another, and HEP agreed to pay the plaintiffs $728,000. HEP had not recognized revenue attributable to the contested leases since January 1993. These revenues plus accrued interest, totaling $506,000, had been placed in escrow pending the resolution of the lawsuits. The excess of the cash paid over the escrowed amounts, is reflected as litigation settlement expense in the accompanying financial statements. The cross-conveyance of the interests in the leases resulted in a decrease in HEP's reserves of $374,000 in future net revenues, discounted at 10% based on oil and gas prices in effect as of December 31, 1996. In September 1995, the court order approving the settlement in the class action lawsuit styled In re. Hallwood Energy Partners, L.P. Securities Litigation became final. As part of the settlement, on September 28, 1995, HEP paid $2,870,000 in cash (which was recorded as an expense in the December 31, 1994 financial statements as the estimated cost associated with the litigation) and issued 1,158,696 Class A Units with a market value of $5,330,000 to a nominee of the class. HCRC subsequently exercised an option to purchase these Units from the nominee for $5,330,000 in cash. Other defendants contributed an additional $900,000 in cash to the settlement. The net proceeds of the settlement were distributed to a class consisting of former owners of limited partner interests in Energy Development Partners, Ltd. ("EDP") who exchanged their units in that entity for Units of HEP pursuant to the merger of EDP and HEP on May 9, 1990 (the "Transaction").

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


NOTE 13 - LEGAL PROCEEDINGS

On December 3, 1997, Arcadia Exploration and Production Company ("Arcadia") filed a Demand for Arbitration with the American Arbitration Association against Hallwood Energy Partners, L.P., Hallwood Consolidated Resources Corporation, E.M. Nominee Partnership Company and Hallwood Consolidated Partners, L.P. (collectively referred to herein as "Hallwood"), claiming that Hallwood breached a Purchase and Sale Agreement dated August 25, 1997, between Arcadia and HEP and HCRC. Arcadia's Demand for Arbitration seeks specific performance of the agreement which Arcadia claims requires Hallwood to purchase oil and gas properties from Arcadia for approximately $27 million. HEP and HCRC terminated the agreement because of environmental and title problems with the properties. Additionally, Arcadia seeks incidental and special damages, prejudgment interests and attorneys' fees and costs. Hallwood filed its Answering Statement and Counterclaim asserting that it properly terminated and/or rescinded the Agreement and seeking refund of Hallwood's earnest money deposit, prejudgment interest, attorneys' fees and costs. HEP's management intends to vigorously defend the claims asserted by Arcadia and intends to vigorously pursue the counterclaim against Arcadia. This matter is currently in its preliminary stages as pre-hearing discovery has only just commenced. Thus, it is too early to predict the ultimate outcome of this arbitration proceeding.

Concise Oil and Gas Partnership ("Concise"), a wholly owned subsidiary of the Partnership, is a defendant in a lawsuit styled Dr. Allen J. Ellender, Jr. et al. vs. Goldking Production Company, et al., filed in the Thirty-Second Judicial District Court, Terrebonne Parish, Louisiana on May 30, 1996. The approximately 150 plaintiffs in this proceeding are seeking unspecified damages for alleged breaches of certain oil, gas and mineral leases in the Northeast Montegut Field, Terrebonne Parrish, Louisiana. In addition, they are asking for an accounting from Concise for production of natural gas for the period of time from 1983 through November 1987. Specifically, as to the claims against Concise, the suit alleges that Concise failed to obtain the prices to which it was allegedly entitled for natural gas sold in this field in the 1980s under a long-term natural gas sales contract. The plaintiffs, royalty and overriding royalty owners, allege that as a result of the alleged imprudent marketing practices, they are entitled to their share of the prices which Concise should have obtained. Plaintiffs have also sued approximately 35 other companies and individuals, and allege that Concise is jointly and severally liable with the rest of the defendants for the claims raised by the plaintiffs. The judge has recently ruled against the plaintiffs on their claim of joint and several liability, and has also ruled that the applicable statute of limitations is three years, rather than ten years as the plaintiffs claimed. The claims raised against the other defendants are similar in substance to those raised against Concise, but seek damages and an accounting for the period of time from 1983 until the present time. While the trial of this case is currently set for August 1998, the trial date will most likely be continued beyond that date. The outcome of this litigation cannot be predicted with certainty. However, the Partnership believes that the claims asserted against Concise are without merit and intends to vigorously defend against them.

In addition to the litigation noted above, the Partnership and its subsidiaries are from time to time subject to routine litigation and claims incidental to their business, which the Partnership believes will be resolved without material effect on the Partnership's financial condition, cash flows or operations.


NOTE 14 - COMMITMENTS

HPI leases office facilities under operating leases which expire in 1999. Rent expense under these leases is allocated to HEP and its affiliates. Remaining commitments under these leases mature as follows:


            Year Ending                        Annual Rentals
            December 31,                       (in thousands)

                1998                                 $632
                1999                                  316
                                                      ---
                                                     $948

Rent expense allocated to HEP was $288,000, $304,000 and $299,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


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


                                                                          December 31, 1997
                                                                Carrying                 Estimated Fair
                                                                 Amount                        Value
                                                                           (In thousands)

Liabilities:
  Interest rate hedge contracts                              $       -0-                    $     186
  Oil and gas hedge contracts                                        -0-                        1,029
  Current portion of contract settlement                           2,752                        2,752
  Long-term debt                                                  34,986                       34,986

The estimated fair value of the interest rate hedge contracts is computed by multiplying the difference between the quoted contract termination interest rate and the contract interest rate by the amounts under contract. This amount has been discounted using an interest rate that could be available to the Partnership.

The estimated fair value of the oil and gas hedge contracts is determined by multiplying the difference between the quoted termination prices for oil and gas and the hedge contract prices by the quantities under contract. This amount has been discounted using an interest rate that could be available to the Partnership.

The current portion of the contract settlement is carried in the accompanying balance sheets at an amount which is a reasonable estimate of its fair value.

Long-term debt is carried in the accompanying balance sheet at an amount which is a reasonable estimate of its fair value.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.


NOTE 16 - SUBSEQUENT EVENT

On February 17, 1998, HEP closed its public offering of 1.8 million Class C Units, priced at $10.00 per Unit. Proceeds to HEP, net of underwriting discounts and expenses, were approximately $16,315,000. HEP used $14,000,000 of the net proceeds to repay borrowings under its Credit Agreement and applied the remaining net proceeds toward the repayment of HEP's outstanding contract settlement obligation of $2,752,000.

                         HALLWOOD ENERGY PARTNERS, L.P.
                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                DECEMBER 31, 1997
                                   (Unaudited)


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

The standardized measure of discounted future net cash flows provides a comparison of HEP's proved oil and gas reserves from year to year. No consideration has been given to future income taxes for HEP as it is not a tax paying entity. Under the guidelines set forth by the Securities and Exchange Commission (SEC), the calculation is performed using year end prices. At December 31, 1997, oil and gas prices averaged $16.90 per bbl of oil and $2.30 per mcf of gas for HEP, including its indirect interests in affiliated partnerships and the Mays. Future production costs are based on year end costs and include severance taxes. The present value of future cash inflows is based on a 10% discount rate. The reserve calculations using these December 31, 1997 prices result in 5.8 million bbls of oil, and 93.1 billion cubic feet of gas and a standardized measure of $129,000,000. The Mays are included on a consolidated basis, and 53,000 bbls of oil and 1.5 billion cubic feet of gas, representing a discounted present value of $3,700,000 are attributable to the minority ownership of these entities. This standardized measure is not necessarily representative of the market value of HEP's properties. The portion of the reserves attributable to the general partner's interest totaled 200,000 bbls of oil and 6 billion cubic feet of gas with a standardized measure of $10,000,000 at December 31, 1997.

HEP's standardized measure of future net cash flows has been decreased by $2,620,000 at December 31, 1997 for the effects of its hedge contracts. This amount represents the difference between year end oil and gas prices and the hedge contract prices multiplied by the quantities subject to contract, discounted at 10%.

                                          HALLWOOD ENERGY PARTNERS, L.P.
                                                RESERVE QUANTITIES
                                                  (In thousands)
                                                    (Unaudited)

                                                                                     Gas                   Oil
                                                                                      Mcf                  Bbls
Proved Reserves:

   Balance, December 31, 1994                                                       85,585                 6,738

   Extensions and discoveries                                                        5,997                 1,902
   Revisions of previous estimates                                                   4,248                   464
   Sales of reserves in place                                                          (45)                  (41)
   Purchase of reserves in place                                                       362                    28
   Production                                                                      (13,035)                 (993)
                                                                                   -------                  ----


   Balance, December 31, 1995                                                       83,112                 8,098

   Extensions and discoveries                                                        1,683                   484
   Revisions of previous estimates                                                  10,552                   385
   Sales of reserves in place                                                       (3,369)                 (481)
   Purchase of reserves in place                                                     9,350                    17
   Production                                                                      (12,786)                 (972)
                                                                                   -------                  ----

   Balance, December 31, 1996                                                       88,542                 7,531

   Extensions and discoveries                                                        4,228                   817
   Revisions of previous estimates                                                  11,578                (1,930)
   Sales of reserves in place                                                         (140)                   (9)
   Purchase of reserves in place                                                       619                   128
   Production                                                                      (11,774)                 (770)
                                                                                   -------                  ----


   Balance, December 31, 1997                                                       93,053                 5,767
                                                                                    ======                 =====
Proved Developed Reserves:
   Balance, December 31, 1995                                                       73,378                 7,444
                                                                                    ======                 =====
   Balance, December 31, 1996                                                       85,848                 7,056
                                                                                    ======                 =====
   Balance, December 31, 1997                                                       89,816                 5,181
                                                                                    ======                 =====


                                          HALLWOOD ENERGY PARTNERS, L. P.
                             STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)



                                                                                December 31,
                                                                                ------------
                                                              1997                   1996                   1995
                                                              ----                   ----                   ----

Future cash flows                                           $  293,000             $  509,000            $  317,000
Future production and development costs                       (115,000)              (175,000)             (130,000)
                                                               -------               --------              --------
Future net cash flows before discount                          178,000                334,000               187,000
10% discount to present value                                  (49,000)              (128,000)              (63,000)
                                                               -------               --------               -------
Standardized measure of discounted future net cash
    flows                                                   $  129,000             $  206,000            $  124,000
                                                             =========              =========             =========



                                          HALLWOOD ENERGY PARTNERS, L. P.
                      CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)


                                                                       For the Years Ended December 31,
                                                                       --------------------------------
                                                              1997                   1996                   1995
                                                              ----                   ----                   ----

Standardized measure of discounted future net
  cash flows at beginning of year                             $206,000              $124,000              $104,000
Sales of oil and gas produced, net of production
  costs                                                        (30,209)              (35,915)              (29,712)
Net changes in prices and production costs                     (78,965)               75,085                17,015
Extensions and discoveries, net of future
  production and development costs                               9,592                 7,144                16,836
Changes in estimated future development costs                  (10,012)               (6,515)              (11,321)
Development costs incurred                                       7,607                 8,218                11,333
Revisions of previous quantity estimates                            (8)               20,032                 6,817
Purchases of reserves in place                                   1,457                14,721                   513
Sales of reserves in place                                        (204)               (9,742)                 (281)
Accretion of discount                                           20,600                12,400                10,400
Changes in production rates and other                            3,142                (3,428)               (1,600)
                                                                 -----                ------                ------
Standardized measure of discounted future net
  cash flows at end of year                                   $129,000              $206,000              $124,000
                                                               =======               =======               =======

The standardized measure of discounted future net cash flows is calculated using year end average oil and gas prices. At December 31, 1997, oil and gas prices averaged $16.90 per bbl of oil and $2.30 per mcf of gas. If average oil and gas prices as of February 27, 1998 of $15.70 per bbl of oil and $2.10 per mcf of gas had been used in this calculation, the standardized measure of discounted future net cash flows would have been approximately 12% lower.

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

Russell P. Meduna, 43, has served as Executive Vice President of Hallwood G.P. and HPI since October 1989. He was Executive Vice President of HEC from June 1991 until November 1996. He was Vice President of HEC from May 1990 until June 1991. Mr. Meduna became Executive Vice President of HCRC in June 1992. Mr. Meduna was Vice President of Hallwood G.P. and HPI from April 1989 to October 1989 and Manager of Operations from January 1989 to April 1989. He joined HPI in 1984 as Production Manager. Prior to joining HPI, he was employed by both major and independent oil companies. Mr. Meduna is a registered professional engineer in the States of Colorado and Texas.

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

Robert S. Pfeiffer, 41, has served as Vice President of Hallwood G.P. and HPI since August 1986. He was Vice President of HEC from June 1991 until November 1996. Mr. Pfeiffer became Chief Financial Officer of HPI in June 1994. He has been Vice President of HPI since June 1992. He joined Hallwood G.P. and HPI in 1984. From July 1979 to May 1984, he was employed by Price Waterhouse as a senior accountant. Mr. Pfeiffer is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Pfeiffer resigned his positions with Hallwood G.P. and all affiliated entities effective March 6, 1998.

Betty J. Dieter, 50, has been Vice President of HPI responsible for domestic operations since January 1995. Her previous positions with HPI have included Operations Manager, Rocky Mountain and Mid-Continent District Manager and Manager for Operations Accounting and Administration. She joined HPI in 1985, and has 25 years experience in accounting and operations, 18 of which are in the oil and gas industry. Ms. Dieter is a Certified Public Accountant.

George Brinkworth, 55, has been Vice President-Exploration of HPI since August 1994. He became associated with HPI in 1987 when he was President of a joint venture program funded by HPI and two other domestic oil companies. Mr.
Brinkworth has 33 years experience with various exploration and production companies, including previous responsibility for operations in the United Kingdom, Spain, Morocco, Egypt and Indonesia. He is a registered geophysicist in the State of California.

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

Nathan C. Collins, 63, has served as a director of Hallwood G.P. since March 1997. He was a director of HEC from March 1995 until November 1996. From March 1, 1995 to March 1, 1996, he was President, Chief Executive Officer and a director of Flemington National Bank & Trust Co. in Flemington, New Jersey. From November 1987 until December 1994, he was Chairman of the Board of Directors, President and Chief Executive Officer of BancTexas Group Inc. He began his banking career in August 1964 with the Valley National Bank in Phoenix, Arizona and held various positions there, finally becoming Executive Vice President, Senior Credit Officer and Manager of Asset/Liability Group of the bank. Mr. Collins is now a private investor.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no forms were required for those persons, HEP believes that, during the year ended December 31, 1997, all officers and directors of Hallwood G.P., Inc. and greater than ten-percent beneficial owners complied with applicable filing requirements.


ITEM 11 - EXECUTIVE COMPENSATION

General

Neither the Partnership nor its general partner has any employees. Management services are provided to the Partnership by HPI, a subsidiary of the Partnership. Employees of HPI perform all duties related to the management of the Partnership on behalf of the General Partner. Since HPI also performs services for HCRC, the Partnership is charged for management services by HPI based on an allocation procedure that takes into account the amount of time spent on management, the number of properties owned by the Partnership and the Partnership's performance relative to HCRC and other related entities. The allocation procedure is applied consistently to all related entities for which HPI performs services. In 1997 the Partnership reimbursed HPI for approximately $1,286,000 of expenses, of which $604,958 was attributable to compensation paid to executive officers of Hallwood G.P.

Compensation of Executive Officers

The following table sets forth the compensation to the Chief Executive Officer of Hallwood G.P. and each of the four other most highly compensated officers of Hallwood G.P. whose compensation paid by HPI exceeded $100,000 (determined for the year ended December 31, 1997) for services to the Partnership, its subsidiaries and its General Partner for the years ended December 31, 1997, 1996, and 1995.


                                             Summary Compensation Table


                                                                            Long Term
                                             Annual Compensation           Compensation

                                                                        Securities           LTIP
                                  Year          Salary       Bonus      Underlying        Payouts            All Other
Name & Principal Position                                            Options/SARs (#)                 Compensation (1)
-------------------------                                            ----------------              -  ----------------

Anthony J. Gumbiner (2).......    1997         $     0      $    0           (4)         $      0          $         0
         Chief Executive          1996         250,000           0            0                 0                    0
          Officer                 1995         250,000           0           (3)                0                    0

William L. Guzzetti...........    1997         204,294     143,870           (4)           42,854                4,750
         President and Chief      1996         204,294     131,500            0            33,170                5,699
         Operating Officer        1995         204,412      75,000           (3)           15,753                6,004

Russell P. Meduna.............    1997         163,664     111,520          (4)            42,854                4,750
         Executive Vice           1996         163,664     101,900            0            33,170                4,500
         President                1995         167,364     161,000           (3)           15,753                4,810

Robert S. Pfeiffer (5)            1997         107,518     102,880           (4)           30,124                4,750
         Vice President and       1996         107,518      56,700            0            23,092                4,300
         Chief Financial Officer  1995         109,949      94,000           (3)           11,692                3,160

Cathleen M. Osborn............    1997         105,685     100,000           (4)           30,124                4,750
         Vice President and       1996         105,685      62,400            0            23,092                4,500
         General Counsel          1995         109,069      95,000           (3)           11,692                3,160
----------------------


(1) Employer contribution to 401(k) and a service award of $1,199 paid to Mr. Guzzetti in 1996.

(2) For 1995 and 1996, Mr. Gumbiner had a Compensation Agreement with HPI. $250,000 was paid under this agreement in 1995 and 1996. The Compensation Agreement terminated effective December 1996. In addition to compensation listed in the table, HPI had a consulting agreement with Hallwood Group for 1995 and 1996, pursuant to which Hallwood Group received an annual consulting fee of $300,000 from affiliates of HPI. During 1997, the Partnership participated in a new financial consulting agreement between HPI and Hallwood Group, pursuant to which Hallwood Group received a fee of $550,000 from the Partnership and its affiliates. The consulting services were provided by HSC Financial Corporation ("HSC Financial"), through the services of Mr. Gumbiner and Mr. Troup, and Hallwood Group paid the annual fee it received to HSC Financial.

(3) Consists of the following options granted in 1995. The HCRC Options have been adjusted to give effect to a 3-for-1 split effective in 1997.


                                       Name                          Company         Securities Underlying
                                                                                        Options/SARs (#)

                  Anthony J. Gumbiner..........................   HEP                        127,500
                                                                  HCRC                        47,700
                  William L. Guzzetti..........................   HEP                         63,750
                                                                  HCRC                        23,850
                  Russell P. Meduna............................   HEP                         59,500
                                                                  HCRC                        22,260
                  Robert S. Pfeiffer...........................   HEP                         25,500
                                                                  HCRC                         9,540
                  Cathleen M. Osborn...........................   HEP                         25,500
                                                                  HCRC                         9,540

(4) Consists of the following HCRC options granted in 1997, which have been adjusted for a 3-for-1 split effective in 1997.

                                                      Securities Underlying
 Name                                                    Options/SARs (#)

 Anthony J. Gumbiner..........................                 47,700
 William L. Guzzetti..........................                 23,850
 Russell P. Meduna............................                 22,260
 Robert S. Pfeiffer...........................                  9,540
 Cathleen M. Osborn...........................                  9,540

(5) Mr. Pfeiffer resigned his positions with Hallwood G.P. and all affiliated entities effective March 6, 1998.

Option Grants and Exercises in Last Fiscal Year

The following table sets forth the options to purchase Common Stock of HCRC granted to executive officers during 1997. No options granted to executive officers were exercised in 1997.

                                         Option/SAR Grants in Last Fiscal Year
                                                                                              Potential   Realized   Value  at
                                                                                              Assumed  Annual  Rates  of Stock
                                                                                              Price  Appreciation  for Option
                                                   Individual Grants                          Term (2)
                              Number of       % of Total
                              Securities     Options/SARs
                              Underlying        Granted        Exercise or                          5%               10%
                             Options/SARs    Employees in      Base Price       Expiration        $33.16           $52.73
                                Granted       Fiscal Year       ($/Share)            Date       Share Price      Share Price
                                 (1)
      Name

Anthony J. Gumbiner             47,700              30         $20.33         06/17/07            $609,865        $1,545,517
William L. Guzzetti             23,850              15          20.33         06/17/07             304,932           772,759
Russell P. Meduna               22,260              14          20.33         06/17/07             284,604           742,242
Robert S. Pfeiffer(3)            9,540               6          20.33         06/17/07             121,973           309,104
Cathleen M. Osborn               9,540               6          20.33         06/17/07             121,973           309,104



(1) Options have a ten-year term and vest cumulatively over three years at the rate of 1/3 on each of the grant date and the first two anniversaries of the grant date. All Options vest immediately in the event of certain changes in control of HCRC.

(2) Securities and Exchange Commission Rules require calculation of potential realizable value assuming that the market price of the Common Stock appreciates in value at 5% and 10% annualized rates. At a 5% annualized rate of appreciation, the Common Stock price would be $33.16 at the end of ten years. At a 10% annualized rate of appreciation, the Common Stock price would be $52.73 at the end of ten years. No gain to an executive officer is possible without an appreciation in Common Stock value, which will benefit all holders of Common Stock. The actual value an executive officer may receive depends on market prices for the Common Stock, and there can be no assurance that the amounts reflected will actually be realized.

(3) Mr. Pfeiffer resigned from HCRC effective March 6, 1998, and his options terminated on that date.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values



                                           Number of Securities Underlying              Value of Unexercised
                                        Unexercised Options/SARs at FY-End (#)  In-the-Money Options/SARs at FY-End
                                           Exercisable/Unexercisable (1)(3)                     ($)
                                           --------------------------------
     Name                                                                         Exercisable/Unexercisable (2)(4)

     Anthony J. Gumbiner     HEP                     127,500 / 0                            334,688 / 0
                             HCRC                   63,600 / 31,800                       805,494 / 76,956

     William L. Guzzetti     HEP                      63,750 / 0                            167,344 / 0
                             HCRC                  31,800 / 15,900                        402,747 / 38,478

     Russell P. Meduna       HEP                      59,500 / 0                            156,188 / 0
                             HCRC                  29,680 / 14,840                        375,897 / 35,913

     Robert S. Pfeiffer      HEP                      25,500 / 0                             66,938 / 0
                             HCRC                   12,720 / 6,360                        161,099 / 15,391

     Cathleen M. Osborn      HEP                      25,500 / 0                             66,938 / 0
                             HCRC                   12,720/ 6,360                         161,099 / 15,391

----------------------

(1)      All of the HEP options expire January 31, 2005.

(2)      The  exercise  price of the HEP  options is $5.75 per Class A Unit.
         The closing price of the Class A Units was $8.375 on December 31, 1997.

 (3) The HCRC options have a ten-year term and vest cumulatively over three years at the rate of 1/3 on each of the date of grant and the first two anniversaries of the grant date. All options vest immediately in the event of certain changes in control of the Company. The number of options has been adjusted to reflect a 3-for-1 stock split effective in 1997.

(4) The exercise price of the HCRC options granted in 1995 is $6.67 per share, and the exercise price of the HCRC options granted in 1997 is $20.33 per share. The closing price of the common stock was $22.25 on December 31, 1997. The exercise prices have been adjusted to reflect a 3-for-1 stock split effective in 1997.

Long-Term Incentive Plan

The following table describes performance units awarded to the executive officers of Hallwood G.P. for 1997 under the Incentive Plan (as described below) for the Partnership and affiliated entities. The value of awards under each plan depends primarily on the Partnership's success in drilling, completing and achieving production from new wells each year and from certain recompletions and enhancements of existing wells.

                                 Long-term Incentive Plan Awards in Last Fiscal Year

                                                             Performance or          Estimated Future
                                       Number of              Other Period        Payouts under Non-Stock
                Name                     Units                Until Payout         Price-Based Plans(1)

    Anthony J. Gumbiner(2)                 --                     --                       $ --

    William L. Guzzetti                  0.0820                  2002                     23,266

    Russell P. Meduna                    0.0820                  2002                      23,266

    Robert S. Pfeiffer                   0.0560                  2002                      15,889

    Cathleen M. Osborn                   0.0560                  2002                     15,889


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

(2) In addition, an award of .4200 units, with an estimated future payout of $119,165, was made to HSC Financial, with which Mr. Gumbiner is associated. The payout period ends in 2002.

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

The awards for the 1997 Plan Year were made in January 1997. No other awards were made in 1997. For the 1997 Plan Year, the Compensation Committee of Hallwood G.P. determined that the total Plan Cash Flow would be equal to 2.4% of the cash flow of the domestic wells completed, recompleted or enhanced during the Plan Year. Accordingly, the value of awards for each Plan Year depends primarily on the Partnership's success in drilling, completing and achieving production from new wells each year and from certain recompletions and enhancements of existing wells. The Compensation Committee also determined that the participants' interests in eligible domestic wells for the 1997 Plan Year would be purchased in the sixth year at 80% of the remaining net present value of the wells completed in the Plan Year. The Compensation Committee also determined that the total award would be allocated among key employees primarily on the basis of salary, to the extent of 70% of the total award, and on individual performance, to the extent of 30% of the total award.

Director Compensation

Each director of Hallwood G.P. who is not an officer of Hallwood G.P. or HCRC or an employee of HPI, is paid an annual fee of $20,000 that is proportionately reduced if the director attends fewer than four regularly scheduled meetings of the Board during the year. During 1997, Messrs. Holinger, Sebastian and Collins were each paid $20,000. In addition, all directors are reimbursed for their expenses in attending meetings of the Board and committees.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of Hallwood G.P. makes compensation decisions for the Partnership during the first quarter of each year. Mr. Gumbiner is Chief Executive Officer of Hallwood G.P. and serves on the compensation committee of Hallwood Group, of which Mr. Troup is President and Mr. Guzzetti is Executive Vice President. Mr. Gumbiner is also Chief Executive Officer and a director of HCRC, of which Mr. Troup is a director and Mr. Guzzetti is a director and President. Messrs. Gumbiner, Troup and Guzzetti served on HCRC's Board of Directors which made compensation decisions for HCRC in January 1997. Mr. Gumbiner is Chief Executive Officer and a director, and Mr. Guzzetti is President and a director, of Hallwood Realty. During 1997, Mr. Gumbiner and Mr. Guzzetti served on the compensation committee of Hallwood Realty.

The Partnership participates in a financial consulting agreement between HPI and Hallwood Group, pursuant to which Hallwood Group furnishes consulting and advisory services to HPI, the Partnership and their affiliates. Under the terms of this agreement, HPI and its affiliates are obligated to pay Hallwood Group $550,000 per year until June 30, 2000. The agreement automatically renews for successive three year terms; either party may terminate the agreement on not less than 30 days written notice prior to the expiration of any three year term. The financial consulting agreement replaced both a previous financial consulting agreement and a compensation agreement with Mr. Gumbiner. Under the terms of the previous financial consulting agreement, HPI and its affiliates were obligated to pay Hallwood Group three annual payments of $300,000 beginning June 30, 1994, and Hallwood Group was obligated to furnish consulting and advisory services to HPI and its affiliates through June 30, 1997. In 1997, the consulting services were provided by HSC Financial Corporation, through the services of Mr. Gumbiner and Mr. Troup, and Hallwood Group paid the annual fee it received to HSC Financial. A fee of approximately $275,000 was paid in 1997 by the Partnership pursuant to this arrangement. For 1995 and 1996, Mr. Gumbiner had a compensation agreement with HPI pursuant to which Mr. Gumbiner was paid $250,000 by HPI, the Partnership and their affiliates. This agreement was terminated effective December 31, 1996. See "Summary Compensation Table" and footnotes for additional discussion of this arrangement.

The Partnership reimburses Hallwood Group for expenses incurred on behalf of the
Partnership.   In  1997,   the   Partnership   reimbursed   Hallwood  Group  for
approximately $301,000 of expenses.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information, as of February 27, 1998, about any individual, partnership or corporation that is known to the Partnership to be the beneficial owner of more than 5% of each class of Units issued and outstanding and each executive officer and director of Hallwood G.P. and all executive officers/directors as a group.

                                                                                      Amount
                                                                                   Beneficially
             Name and Address of Owner                     Title of Class               Owned         Percent of Class
             -------------------------                     --------------       ---     ------        ----------------

The Hallwood Group Incorporated                       Class A Units (1)                657,260                6.5
  3710 Rawlins Street, Suite 1500                     Class B Units                    143,773              100.0
  Dallas, Texas 75219                                 Class C Units                     43,816                1.8
Hallwood Consolidated Resources Corporation           Class A Units                  1,948,189               19.5
  4582 S. Ulster Street Parkway, Suite 1700           Class C Units                    129,877                5.3
  Denver, Colorado 80237
Heartland Advisors, Inc                               Class A Units (2)                880,200                8.8
  790 North Milwaukee Street
  Milwaukee, Wisconsin 53202
William Baxter Lee, III                               Class A Units (3)                707,000                7.1
  c/o Glankler Brown, PLLC                            Class C Units (3)                 37,000                1.5
  1700 One Commerce Square
  Memphis, Tennessee
Anthony J. Gumbiner                                   Class A Units                    127,500                  *
William L. Guzzetti                                   Class A Units                     63,850                  *
                                                      Class C Units                          6                  *
Russell P. Meduna                                     Class A Units                     59,500                  *
Cathleen M. Osborn                                    Class A Units                     25,500                  *
Robert S. Pfeiffer                                    Class A Units                     16,803                  *
                                                      Class C Units                         20                  *
Brian M. Troup                                        Class A Units                     85,000                  *
Hans-Peter Holinger
Rex A. Sebastian                                      Class A Units                        400                  *
                                                      Class C Units                         26                  *
Nathan C. Collins
All directors and executive officers as a             Class A Units (4)                378,553                3.7
  group (9 persons)                                   Class C Units                         52                  *


------------
*        Less than 1%.

(1) Includes 143,773 Class B Units (100% of the Class B Units) that are convertible into Class A Units one-for one.

(2) According to the Amendment to Schedule 13G filed January 30, 1998 by Heartland Advisors, Inc., the Units to which the schedule relates are held in investment advisory accounts of Heartland Advisors, Inc. As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities. No such account is known to have an interest relating to more than 5% of the class.

(4)  According to Schedules 13D dated November 26, 1997.

(5) Consists of 803 Class A Units and currently exercisable options to purchase 377,750 Class A Units.


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

See Item 8 - Financial Statements and Supplementary Data (Note 10 to the Financial Statements).


                                                       PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  Financial Statements and Financial Statement Schedules.
       (See Index at Item 8).
   (b)  Reports on Form 8-K.
         HEP filed no current reports on Form 8-K during the last quarter of the period covered by this report. (c) Exhibits.

    (1)  4.1    - Third Amended and Restated Agreement of Limited Partnership of
                  Hallwood Energy Partners, L. P.
   (4)   4.2    - Unit Purchase Rights  Agreement dated as of February 6, 1995 between HEP and The First National Bank
                  of Boston.
   (7)   4.3    - First  Amendment to the Third  Amended and Restated  Agreement
                  of Limited  Partnership  of Hallwood
                  Energy Partners, L. P.
   (8)   4.4    - Amendment to the Third  Amended and Restated  Agreement of
                  Limited  Partnership  of Hallwood  Energy Partners, L.P.
    (3)  10.1   - Third Amended and Restated Agreement of Limited Partnership of
                  HEP Operating Partners, L.P.
    (5)  10.3   - Second Amended and Restated Credit Agreement dated
                  March 31, 1995.
    (2)  10.4   - Amended and Restated Note Purchase Agreement dated
                  May 7, 1990.  (Exhibit 10.2)
    (3)  10.5   - Amended and Restated Agreement of Limited Partnership of EDP
                  Operating, Ltd.
  *(5)   10.9   - Domestic Incentive Plan between the Partnership and Hallwood
                  Petroleum, Inc. dated January 14, 1993.
   *(6)  10.10  - 1995 Unit Option Plan
   *(5)  10.11  - 1995 Unit Option Plan Loan Program
   (10)  10.12  - Amendment  to the Third  Amended and  Restated  Agreement of
                  Limited  Partnership  of HEP  Operating Partners, L.P.
   (10)  10.13-   Second  Amendment  to the Second  Amended  and  Restated
                  Agreement  of Limited  Partnership  of EDP Operating, Ltd.
   *(9)  10.14  - Financial Consulting Agreement dated as of December 31, 1996
    (10) 10.15  - Third Amended and Restated Credit Agreement dated as of
                  May 31, 1997
    (11) 10.16  - Amendment No. 1 to Third Amended and Restated Credit Agreement
                  dated as of October 31, 1997
    (7)  21     - Subsidiaries of Registrant
         23.1 - Consent of  Deloitte  & Touche LLP
         23.2 - Consent of  Deloitte & Touche LLP
    --------------

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

       (4) Incorporated by reference to Exhibit 1 filed with the Registrant's Form 8-A for Limited Partner Unit Purchase Rights filed with the SEC on February 8, 1995.
       (5) Incorporated by reference to the same exhibit number filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
       (6) Incorporated by reference to the same exhibit number filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1994.
       (7) Incorporated by reference to the same exhibit number filed with the Registrant=s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
       (8) Incorporated by reference to the same exhibit number filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
       (9) Incorporated by reference to the same exhibit number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
       (10) Incorporated by reference to the same exhibit number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
       (11) Incorporated by reference to the same exhibit number filed with the Registrant's Quarterly Report on Form10-Q for the quarter ended September 30, 1997.


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



                                                 HALLWOOD ENERGY PARTNERS, L.P.
                                                 BY:  HEPGP LTD.
                                                      General Partner

                                                 BY:  HALLWOOD G.P., INC.
                                                      General Partner



Date:  February 27, 1998                             By: /s/William L.Guzzetti
                                                         William L. Guzzetti
                                                         President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                 Signature                                 Capacity                              Date





/s/Anthony J. Gumbiner                        Chairman of the Board and                   February 27, 1998
Anthony J. Gumbiner                           Director (Chief Executive Officer)




/s/Brian M. Troup                             Director                                    February 27, 1998
Brian M. Troup




/s/Hans-Peter Holinger                        Director                                    February 27, 1998
Hans-Peter Holinger




/s/Rex A. Sebastian                           Director                                    February 27, 1998
Rex A. Sebastian




/s/Nathan C. Collins                          Director                                    February 27, 1998
Nathan C. Collins




/s/Robert S. Pfeiffer                         Principal Accounting Officer                February 27, 1998
Robert S. Pfeiffer
