Form 10-Q
period 1998-03-31
HALLWOOD ENERGY PARTNERS LP
filed 1998-05-13
CIK 768172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

The registrant is a limited partnership and issues Units (representing ownership of limited partner interests).

Number of Units outstanding as of May 12, 1998

Class A                 10,011,854
Class B                    143,773
Class C                  2,464,063

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                          HALLWOOD ENERGY PARTNERS, L. P.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)



                                                                      March 31,                December 31,
                                                                         1998                      1997

CURRENT ASSETS
    Cash and cash equivalents                                       $    6,577                  $    6,622
    Accounts receivable:
       Oil and gas revenues                                              6,356                       8,772
       Trade                                                             4,452                       4,609
    Due from affiliates                                                    140                         588
    Prepaid expenses and other current assets                            1,619                       1,551
                                                                     ---------                   ---------
         Total                                                          19,144                      22,142
                                                                      --------                    --------

PROPERTY,  PLANT  AND  EQUIPMENT,  at cost  Oil and gas  properties  (full  cost method):
       Proved mineral interests                                        627,703                     624,621
       Unproved mineral interests - domestic                             2,466                       2,315
    Furniture, fixtures and other                                        3,373                       3,513
                                                                     ---------                   ---------
         Total                                                         633,542                     630,449

    Less accumulated depreciation, depletion,
       amortization and property impairment                          (539,532)                   (536,118)
                                                                      -------                     -------
         Total                                                          94,010                      94,331
                                                                      --------                    --------

OTHER ASSETS
    Investment in common stock of HCRC                                  14,954                      15,048
    Deferred expenses and other assets                                      52                          82
                                                                   -----------                 -----------
         Total                                                          15,006                      15,130
                                                                      --------                    --------

TOTAL ASSETS                                                          $128,160                    $131,603
                                                                       =======                     =======















                                         (Continued on the following page)


                                          HALLWOOD ENERGY PARTNERS, L. P.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                            (In thousands except Units)



                                                                              March 31,              December 31,
                                                                                1998                      1997

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                 $  17,399                 $  19,915
    Net working capital deficit of affiliate                                        35                       448
    Current portion of contract settlement                                                                 2,752
                                                                         -------------                 ---------
         Total                                                                  17,434                    23,115
                                                                              --------                  --------

NONCURRENT LIABILITIES
    Long-term debt                                                              20,986                    34,986
    Deferred liability                                                           1,147                     1,180
                                                                             ---------                 ---------
         Total                                                                  22,133                    36,166
                                                                              --------                  --------

           Total Liabilities                                                    39,567                    59,281
                                                                              --------                  --------

MINORITY INTEREST IN AFFILIATES                                                  3,071                     3,258
                                                                             ---------                 ---------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

PARTNERS' CAPITAL
    Class A Units -  10,011,854  and  9,977,254  Units  issued in 1998 and 1997, respectively; 9,121,612 and 9,077,949
      outstanding  in 1998 and 1997, respectively                               65,893                    66,184
    Class B Subordinated Units - 147,773 Units outstanding
      in 1998 and 1997                                                           1,424                     1,411
    Class C Units - 2,464,063 and 664,063 Units outstanding
      in 1998 and 1997, respectively                                            21,388                     4,868
    General partner                                                              3,726                     3,580
    Treasury Units - 890,242 and 899,305 Units in 1998 and
      1997, respectively                                                        (6,909)                    (6,979)
                                                                             ---------                  ---------
         Partners' Capital - Net                                                85,522                     69,064
                                                                              --------                   --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                       $128,160                   $131,603
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



                                          HALLWOOD ENERGY PARTNERS, L. P.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                        (In thousands except per Unit data)



                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                                1998                     1997

REVENUES:
    Gas revenue                                                              $  6,744                 $  7,473
    Oil revenue                                                                 3,090                    4,511
    Pipeline, facilities and other                                                700                      763
    Interest                                                                      140                      123
                                                                            ---------                ---------
                                                                               10,674                   12,870
                                                                              -------                  -------

EXPENSES:
    Production operating                                                        3,061                    2,789
    Facilities operating                                                          152                      178
    General and administrative                                                  1,165                    1,224
    Depreciation, depletion and amortization                                    3,539                    2,952
    Interest                                                                      644                      851
                                                                             --------                 --------
                                                                                8,561                    7,994
                                                                              -------                  -------

OTHER INCOME (EXPENSES):
    Equity in earnings (loss) of HCRC                                             (94)                     980
    Minority interest in net income of affiliates                                (313)                    (560)
    Litigation settlement                                                          45
                                                                            ---------
                                                                                 (362)                     420
                                                                             --------                 --------

NET INCOME                                                                      1,751                    5,296

CLASS C UNIT DISTRIBUTIONS ($.25 PER UNIT)                                        616                      166
                                                                             --------                 --------

NET INCOME ATTRIBUTABLE TO GENERAL PARTNER,
    CLASS A AND CLASS B LIMITED PARTNERS                                    $   1,135                 $  5,130
                                                                             ========                  =======

ALLOCATION OF NET INCOME:

General partner                                                             $     310                $     627
                                                                             ========                 ========
Class A and Class B Limited partners                                        $     825                 $  4,503
                                                                             ========                  =======
    Per Class A Unit and Class B Unit - basic                             $       .09              $       .49
                                                                           ==========               ==========
    Per Class A Unit and Class B Unit - diluted                           $       .09              $       .48
                                                                           ==========               ==========
    Weighted average Class A Units and Class B Units
       outstanding                                                              9,237                    9,222
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


                                          HALLWOOD ENERGY PARTNERS, L. P.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)


                                                                                For the Three Months Ended
                                                                                        March 31,
                                                                               1998                   1997

OPERATING ACTIVITIES:
    Net income                                                                $  1,751               $  5,296
    Adjustment to reconcile net income to net cash provided
       by operating activities:
          Depreciation, depletion and amortization                               3,539                  2,952
          Depreciation charged to affiliates                                        63                     55
          Asset disposals                                                         (188)
          Amortization of deferred loan costs and other assets                      30                     20
          Noncash interest expense                                                  15                     57
          Equity in (earnings) loss of HCRC                                         94                   (980)
          Minority interest in net income                                          313                    560
          Undistributed (earnings) loss of affiliates                              253                   (123)
          Recoupment of take-or-pay liability                                      (33)                   (45)

    Changes in  operating  assets and  liabilities  provided  (used) cash net of noncash activity:
          Oil and gas revenues receivable                                        2,416                  2,215
          Trade receivables                                                        157                  1,011
          Due from affiliates                                                        8
          Prepaid expenses and other current assets                                (68)                   (33)
          Accounts payable and accrued liabilities                              (2,516)                 1,127
          Due to affiliates                                                                               331
                                                                          ------------             ----------
                Net cash provided by operating activities                        5,834                 12,443
                                                                              --------               --------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                    (714)                  (469)
    Exploration and development costs incurred                                  (2,555)                (1,708)
    Proceeds from sales of property, plant and equipment                            20
    Other investing activities                                                                            (70)
                                                                          ------------             ----------
                Net cash used in investing activities                           (3,249)                (2,247)
                                                                              --------               --------

FINANCING ACTIVITIES:
    Payments of long-term debt                                                 (14,000)
    Distributions paid                                                          (2,253)                (1,914)
    Distribution paid by consolidated affiliates to minority interest             (500)                  (445)
    Payment of contract settlement                                              (2,767)
    Proceeds from the issuance of Class C Units net of syndication              16,520
costs
    Capital contribution from the general partner                                  171
    Exercise of Unit Options                                                       199
    Other                                                                                                  (4)
                                                                          ------------            -----------
                Net cash used in financing activities                           (2,630)                (2,363)
                                                                              --------               --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                   (45)                 7,833

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                              6,622                  5,540
                                                                              --------               --------

END OF PERIOD                                                                $   6,577               $ 13,373
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

Hallwood Energy Partners, L. P. ("HEP") is a publicly traded Delaware limited partnership engaged in the development, acquisition and production of oil and gas properties in the continental United States. HEP's objective is to provide its partners with an attractive return through a combination of cash distributions and capital appreciation. To achieve its objective, HEP utilizes operating cash flow, first, to reinvest in operations to maintain its reserve base and production; second, to make stable cash distributions to Unitholders; and third, to grow HEP's reserve base over time. HEP's future growth will be driven by a combination of development of existing projects, exploration for new reserves and select acquisitions. The general partner of HEP is HEPGP Ltd.

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

The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and accompanying notes included in HEP's December 31, 1997 Annual Report on Form 10-K.

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

The accompanying financial statements include the activities of HEP, its subsidiaries Hallwood Petroleum, Inc. ("HPI") and Hallwood Oil and Gas, Inc. ("Hallwood Oil"), and majority owned affiliates, the May Limited Partnerships 1983-1, 1983-2, 1983-3, 1984-1, 1984-2 and 1984-3 ("Mays").

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

Basic income (loss) per Class A and Class B Unit is computed by dividing net income (loss) attributable to the Class A and Class B limited partners' interest (net income excluding income (loss) attributable to the general partner and Class C Units) by the weighted average number of Class A Units and Class B Units outstanding during the periods. Diluted income per Class A and Class B Unit includes the potential dilution that could occur upon exercise of options to acquire Class A Units, computed using the treasury stock method which assumes that the increase in the number of Units is reduced by the number of Units which could have been repurchased by the Partnership with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the Class A Units during the reporting period).

The following table reconciles the number of Units outstanding used in the calculation of basic and diluted income (loss) per Class A and Class B Unit.

                                                                        Income           Units          Per Unit
                                                                           (In thousands except per Unit)

For the Three Months Ended March 31, 1998
   Net income per Class A Unit and Class B Unit - basic               $   825            9,237              $.09
                                                                                                             ===
   Effect of Unit Options                                                                   86
                                                                       ------            -----
     Net Income per Class A Unit and Class B Unit - diluted           $   825            9,323              $.09
                                                                       ======            =====               ===

For the Three Months Ended March 31, 1997
   Net income per Class A Unit and Class B Unit -basic                $ 4,503            9,222              $.49
                                                                                                             ===
   Effect of Unit Options                                                                  162
                                                                       ------            -----
     Net Income per Class A Unit and Class B Unit - diluted           $ 4,503            9,384              $.48
                                                                       ======            =====               ===

Treasury Units

HEP owns approximately 46% of the outstanding common stock of HCRC, while HCRC owns approximately 19% of HEP's Class A Units. Consequently, HEP has an interest in 890,242 and 899,305 of its own Units at March 31, 1998 and December 31, 1997, respectively. These Units are treated as treasury Units in the accompanying financial statements.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SAFS 130"). SAFS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Partnership adopted SFAS 130 on January 1, 1998. The Partnership does not have any items of other comprehensive income for the three month periods ended March 31, 1998 and 1997. Therefore, total comprehensive income was the same as net income for those periods.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period.

NOTE 2    -   DEBT

During the first quarter of 1997, HEP and its lenders amended and restated HEP's Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 1999. Under the Credit Agreement, HEP has a borrowing base of $49,000,000 at May 12, 1998. HEP had amounts outstanding at March 31, 1998 of $16,700,000 under the Credit Agreement and $4,286,000 under an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement"). HEP's unused borrowing base totaled $28,014,000 at May 12, 1998. When the acquisition of the volumetric production payment described in Note 6 is consummated, HEP's borrowing base will increase to $61,000,000.

Borrowings under the Note Purchase Agreement bear interest an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt was paid in full on April 30, 1998. HEP funded the payment due in April 1998 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of March 31, 1998.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 1.875%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 1.75%. The applicable interest rate was 6.9% at March 31, 1998. Interest is payable monthly, and quarterly principal payments of $1,312,000 commence May 31, 1999.

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

HEP entered into contracts to hedge its interest rate payments on $15,000,000 of its debt for 1998 and $10,000,000 for each of 1999 and 2000. HEP does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HEP's interest payments under its Credit Agreement, which has a floating interest rate. In general, it is HEP's goal to hedge 50% of the principal amount of its debt for the next two years and 25% for each year of the remaining term of the debt. HEP has entered into four hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the others are interest rate swaps with fixed rates ranging from 5.75% to 6.57%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.


NOTE 3    -   STATEMENTS OF CASH FLOWS

Cash paid for interest during the three months ended March 31, 1998 and 1997 was $599,000 and $774,000, respectively.


NOTE 4    -   CLASS C UNIT ISSUANCE

On February 17, 1998, HEP closed its public offering of 1.8 million Class C Units, priced at $10.00 per Unit. Proceeds to HEP, net of underwriting expenses, were approximately $16,520,000. HEP used $14,000,000 of the net proceeds to repay borrowings under its Credit Agreement and applied the remaining proceeds toward the repayment of HEP's outstanding contract settlement obligation at December 31, 1997 of $2,752,000.

NOTE 5    -   LEGAL PROCEEDINGS

On December 3, 1997, Arcadia Exploration and Production Company ("Arcadia") filed a Demand for Arbitration with the American Arbitration Association against Hallwood Energy Partners, L.P., Hallwood Consolidated Resources Corporation, E.M. Nominee Partnership Company and Hallwood Consolidated Partners, L.P. (collectively referred to herein as "Hallwood"), claiming that Hallwood breached a Purchase and Sale Agreement dated August 25, 1997, between Arcadia and HEP and HCRC. Arcadia's Demand for Arbitration seeks specific performance of the agreement which Arcadia claims requires Hallwood to purchase oil and gas properties from Arcadia for approximately $27 million. HEP and HCRC terminated the agreement because of environmental and title problems with the properties. Additionally, Arcadia seeks incidental and special damages, prejudgment interest and attorneys' fees and costs. Hallwood filed its Answering Statement and
Counterclaim asserting that it properly terminated and/or rescinded the Agreement and seeking refund of Hallwood's earnest money deposit, prejudgment interest, attorneys' fees and costs. HEP's management intends to vigorously defend the claims asserted by Arcadia and intends to vigorously pursue the counterclaim against Arcadia. This matter is currently set for hearing before the arbitrators in May 1998.

Concise Oil and Gas Partnership ("Concise"), a wholly owned subsidiary of the Partnership, is a defendant in a lawsuit styled Dr. Allen J. Ellender, Jr. et al. vs. Goldking Production Company, et al., filed in the Thirty-Second Judicial District Court, Terrebonne Parish, Louisiana on May 30, 1996. The approximately 150 plaintiffs in this proceeding are seeking unspecified damages for alleged breaches of certain oil, gas and mineral leases in the Northeast Montegut Field, Terrebonne Parrish, Louisiana. In addition, they are asking for an accounting from Concise for production of natural gas for the period of time from 1983 through November 1987. Specifically, as to the claims against Concise, the suit alleges that Concise failed to obtain the prices to which it was allegedly entitled for natural gas sold in this field in the 1980s under a long-term natural gas sales contract. The plaintiffs, royalty and overriding royalty owners, allege that as a result of the alleged imprudent marketing practices, they are entitled to their share of the prices which Concise should have obtained. Plaintiffs have also sued approximately 35 other companies and individuals, and allege that Concise is jointly and severally liable with the rest of the defendants for the claims raised by the plaintiffs. The judge has recently ruled against the plaintiffs on their claim of joint and several liability, and has also ruled that the applicable statute of limitations is three years, rather than ten years as the plaintiffs claimed. The trial date in this case is set for February 1999. The Partnership believes that the claims asserted against Concise are without merit and intends to vigorously defend against them.

In addition to the litigation noted above, the Partnership and its subsidiaries are from time to time subject to routine litigation and claims incidental to their business, which the Partnership believes will be resolved without material effect on the Partnership's financial condition, cash flows or operations.


NOTE 6    -   SUBSEQUENT EVENT

On May 8, 1998, HEP signed an agreement to purchase a volumetric production payment in 34 coal bed methane wells located in La Plata County, Colorado. HEP plans to fund its $17,257,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement. The production payment will be owned by a limited liability company owned equally by HEP and its affiliate HCRC. The acquisition is scheduled to close at the end of May. HEP's lenders have agreed to increase HEP's borrowing base under its Credit Agreement to $61,000,000 when the acquisition is consummated.

ITEM 2    -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Cash Flow

HEP generated $5,834,000 of cash flow from operating activities during the first three months of 1998.

Cash was used primarily for:

           Payments of long-term debt of $14,000,000

           Additions to property and development costs incurred of $3,269,000

           Payment of contract settlement of $2,767,000 and

           Distributions to Unitholders of $2,253,000

When combined with proceeds from the issuance of Class C Units, net of syndication costs, of $16,520,000, the general partner capital contribution of $171,000, the exercise of Unit options of $199,000 and miscellaneous other cash activity during the period, the result was a decrease of $45,000 in HEP's cash from $6,622,000 at December 31, 1997 to $6,577,000 at March 31, 1998.

Exploration and Development Projects

Through March 31, 1998, HEP incurred $3,269,000 in direct property additions and exploration and development costs. The costs were comprised of approximately $2,555,000 for domestic exploration and development expenditures and approximately $714,000 for property acquisitions. HEP's 1998 capital budget has been set at $25,000,000 and includes projects in more than 35 areas, including 167 development, exploration and seismic projects. A description of significant exploration and development projects to date in 1998 follows.

Greater Permian Region

During the first quarter of 1998, HEP expended approximately $1,520,000 of its capital budget in the Greater Permian Region located in Texas and Southeast New Mexico. HEP spent approximately $360,000 drilling nine development wells and four exploration wells and acquiring undeveloped acreage and geological and geophysical data. Seven (54%) of the wells drilled were successful. A discussion of several of the larger projects within the region follows.

HEP spent approximately $165,000 successfully recompleting four wells in the Carlsbad/Catclaw Draw areas in Lea, Eddy and Chaves Counties, New Mexico.

In 1997, HEP acquired 74 square miles of proprietary 3-D seismic data in Jones, Taylor and Nolan Counties, Texas, in a project area originated in 1995. In 1997, HEP drilled 10 exploration wells, seven of which were successful. During the first quarter of 1998, HEP continued work in the area by drilling two exploration wells, one of which was successful. Seven additional exploration projects are in progress. Costs incurred by HEP in 1998 are approximately $535,000.

In 1997, HEP purchased an interest in proprietary 3-D seismic data and selected acreage within an 85 square mile area. During the first quarter of 1998, HEP attempted completion on one exploration well began in 1997 and drilled one additional development well. Both wells were unsuccessful. HEP is currently participating in the drilling of one exploration well and has incurred approximately $255,000 in this area in 1998. HEP also plans to participate in two nonoperated development projects in the area during 1998.

HEP has delayed drilling 16 West Texas Spraberry and Clearfork formation development wells to permit HEP to further evaluate the effects of both lower oil prices and declining drilling costs.

Other projects begun in 1997 in the Greater Permian Region have cost HEP approximately $430,000 in 1998.

Rocky Mountain Region

HEP expended approximately $615,000 of its capital budget in the Rocky Mountain Region located in Colorado, Montana, North Dakota, Northwest New Mexico and Wyoming. During the first quarter of 1998, HEP spent approximately $335,000 recompleting two development wells, one of which was successful and drilling one unsuccessful well. A discussion of the larger projects within the region follows.

HEP incurred approximately $125,000 on one unsuccessful recompletion attempt in San Juan County, New Mexico. HEP has begun a project to significantly increase gas gathering, processing and compression capacity for its New Mexico coalbed methane properties. Work should be completed in the third quarter and production increases are expected.

In the Lone Tree area of Montana, HEP drilled one unsuccessful exploration well for a cost of approximately $205,000.

Development drilling is anticipated to begin on HEP's Piceance Basin Douglas Arch Properties in the second quarter of 1998. Three of the 16 identified locations will be drilled in the first segment of this project.

HEP plans to drill an exploration well to test the Muddy/Minnelusa formation in Campbell County, Wyoming in the third quarter. HEP has a 29.5% working interest in the well.

HEP plans to drill three development wells in Toole County, Montana in the third quarter. HEP has a 50% working interest in this project.

Other projects begun in 1997 in the Rocky Mountain Region have cost HEP approximately $240,000 in 1998.

On May 8, 1998, HEP signed an agreement to purchase a volumetric production payment in 34 coal bed methane wells located in La Plata County, Colorado. HEP plans to fund its $17,257,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement. The production payment will be owned by a limited liability company owned equally by HEP and its affiliate HCRC. The acquisition is scheduled to close at the end of May. HEP's lenders have agreed to increase HEP's borrowing base under its Credit Agreement to $61,000,000 when the acquisition is consummated.

Gulf Coast Region

During first quarter 1998, HEP expended approximately $750,000 of its capital budget in the Gulf Coast Region in Louisiana and South and East Texas. Costs associated with plugging two nonoperated nearshore platform wells were approximately $505,000.

Drilling is expected to begin in the third quarter on two recently defined operated exploration projects. HEP has a 32.5% working interest in a project to evaluate the Buda, Woodbine, and Dexter formations, and a 17.5% working interest in a project to test the Frio formation.

Mid-Continent Region

HEP expended approximately $180,000 of its capital budget in the Mid-Continent Region located in Oklahoma and Kansas.

HEP is participating in an exploration prospect in Carter County, Oklahoma. This nonoperated project is a 19,000 feet deep multi-formation structural test and is currently in the completion phase. The operator was unable to test the targeted Hunton and Viola formation objectives, and secondary uphole objectives are now being evaluated. The drilling costs for the first quarter of 1998 were approximately $125,000.

Approximately $35,000 was incurred in 1998 by HEP to complete one successful exploration well in the Anadarko Basin.

Weak crude oil prices have delayed development drilling plans for HEP's Kansas properties; however, most of the scheduled workovers and recompletions are proceeding.

Other

The remaining $204,000 of HEP's 1998 capital expenditures were devoted principally to drilling one unsuccessful exploration well in Yolo County, California and to other miscellaneous projects. HEP is also participating in two additional nonoperated 3-D projects underway in nearby Solano and Colusa Counties.

HEP's partner on the Peruvian offshore Z-3 Block anticipates that it will begin seismic data acquisition in June or July. HEP will not incur capital costs on this project until actual drilling operations begin.

Class C Unit Issuance

On February 17, 1998, HEP closed its public offering of 1.8 million Class C Units, priced at $10.00 per Unit. Proceeds to HEP, net of underwriting expenses, were approximately $16,520,000. HEP used $14,000,000 of the net proceeds to repay borrowings under its Credit Agreement and applied the remaining proceeds toward the repayment of HEP's outstanding contract settlement obligation at December 31, 1997 of $2,752,000.

Distributions

HEP declared distributions of $.13 per Class A Unit and $.25 per Class C Unit, payable on May 15, 1998 to Unitholders of record on March 31, 1998.

Distributions on the Class B Units are suspended if the Class A Units receive a distribution of less than $.20 per Class A Unit per calendar quarter. In any quarter for which distributions of $.20 or more per unit are made on the Class A Units, the Class B Units are entitled to be paid, in whole or in part, suspended distributions.

Financing

During the first quarter of 1997, HEP and its lenders amended and restated HEP's Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 1999. Under the Credit Agreement, HEP has a borrowing base of $49,000,000 at May 12, 1998. HEP has amounts outstanding at March 31, 1998 of $16,700,000 under the Credit Agreement and $4,286,000 under an Amended and Restated Note Purchase Agreement ("Note Purchase Agreement"). HEP's unused borrowing base totaled $28,014,000 at May 12, 1998. When the acquisition of the volumetric production payment described above is consummated, HEP's borrowing base will increase to $61,000,000.

Borrowings under the Note Purchase Agreement bear interest an annual rate of 11.85%, which is payable quarterly. Annual principal payments of $4,286,000 began April 30, 1992, and the debt was paid in full on April 30, 1998. HEP funded the payment due in April 1998 through additional borrowings under the Credit Agreement; thus, no portion of HEP's Note Purchase Agreement is classified as current as of March 31, 1998.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 1.875%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 1.75%. The applicable interest rate was 6.9% at March 31, 1998. Interest is payable monthly, and quarterly principal payments of $1,312,000, commence May 31, 1999.

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

HEP entered into contracts to hedge its interest rate payments on $15,000,000 of its debt for 1998 and $10,000,000 for each of 1999 and 2000. HEP does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HEP's interest payments under its Credit Agreement, which has a floating interest rate. In general, it is HEP's goal to hedge 50% of the principal amount of its debt for the next two years and 25% for each year of the remaining term of the debt. HEP has entered into four hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the others are interest rate swaps with fixed rates ranging from 5.75% to 6.57%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the Partnership's Unitholders and potential investors with certain information regarding the Partnership's future plans and operations, certain statements set forth in the Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Partnership are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Partnership's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Partnership's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Partnership's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Partnership's periodic reports and filings with the Securities and Exchange Commission. Accordingly, Unitholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected.

Inflation and Changing Prices

Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEP, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly throughout 1997 and 1998. The following table presents the weighted average prices received each quarter by HEP and the effects of the hedging transactions discussed below.

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

First quarter - 1997               $22.10                 $21.08                  $2.89                  $2.52
Second quarter - 1997               17.71                  17.71                   2.02                   1.98
Third quarter - 1997                18.40                  18.47                   2.25                   2.13
Fourth quarter - 1997               18.72                  18.69                   2.92                   2.56
First quarter - 1998                14.80                  15.30                   2.11                   2.07


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

The following table provides a summary of HEP's outstanding financial contracts:

                                               Oil

                                  Percent of Production            Contract
            Period                           Hedged              Floor Price

                                                                  (per bbl)

Last nine months of 1998                    23%                     $16.62
1999                                         2%                      15.38

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

                                                 Gas

                                  Percent of Production            Contract
            Period                            Hedged             Floor Price

                                                                  (per mcf)

Last nine months of 1998                    48%                      $2.06
1999                                        37%                       2.01
2000                                        29%                       2.14
2001                                        21%                       2.14
2002                                        10%                       2.42
Between 23% and 100% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.59 to $2.93.

During the second quarter through April 25, 1998 the weighted average oil price (for barrels not hedged) was approximately $14.25 per barrel. The weighted average price of natural gas (for mcf not hedged) during that period was approximately $2.15 per mcf.

Inflation

Inflation did not have a material impact on HEP in 1997 and is not anticipated to have a material impact in 1998.

Results of Operations

The following tables are presented to contrast HEP's revenue, expense and earnings for discussion purposes. Significant fluctuations are discussed in the accompanying narrative. The "direct owned" column represents HEP's direct royalty and working interests in oil and gas properties. The "Mays" column represents the results of operations of six May Limited Partnerships which are consolidated with HEP. In 1998 and 1997, HEP owned interests which ranged from 57.5% to 68.2% of the Mays.



                                  TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                                            (In thousands except price)


                                          For the Quarter Ended March 31, 1998              For the Quarter Ended March 31, 1997
                                          ------------------------------------              ------------------------------------
                                              Direct                                   Direct
                                               Owned       Mays       Total            Owned              Mays               Total

Gas production (mcf)                           2,945        320       3,265            2,609               359               2,968
Oil production (bbl)                             187         15         202              192                22                 214

Average gas price (per mcf)                  $  2.02    $  2.47     $  2.07          $  2.41           $  3.28             $  2.52
Average oil price (per bbl)                   $15.30     $15.27      $15.30           $20.90            $22.68              $21.08

Gas revenue                                  $ 5,952    $   792     $ 6,744          $ 6,295           $ 1,178             $ 7,473
Oil revenue                                    2,861        229       3,090            4,012               499               4,511
Pipeline, facilities and other revenue           700                    700              763                                   763
Interest income                                  122         18         140              106                17                 123
                                             -------  ---------     -------         --------         ---------             -------

   Total revenue                               9,635      1,039      10,674           11,176             1,694              12,870
                                              ------     ------      ------           ------            ------              ------

 Production operating expense                  2,940        121       3,061            2,633               156               2,789
 Facilities operating expense                    152                    152              178                                   178
 General and administrative expense            1,066         99       1,165            1,115               109               1,224
 Depreciation, depletion, and amortization     3,217        322       3,539            2,611               341               2,952
 Interest expense                                644                    644              851                                   851
 Equity in (income) loss of HCRC                  94                     94             (980)                                 (980)
 Minority interest                                          313         313                                560                 560
 Litigation settlement                           (45)                   (45)
                                            -------- ----------    --------           -------           -------             -------

   Total expense                               8,068        855       8,923            6,408             1,166               7,574
                                              ------     ------      ------           ------            ------              ------

     Net income                              $ 1,567    $   184     $ 1,751          $ 4,768          $    528             $ 5,296
                                              ======     ======      ======           ======           =======              ======



First Quarter of 1998 Compared to First Quarter of 1997

Gas Revenue

Gas revenue decreased $729,000 during the first quarter of 1998 as compared with the first quarter of 1997. The decrease is the result of a decrease in the average gas price from $2.52 per mcf in 1997 to $2.07 per mcf in 1998 partially offset by an increase in production from 2,968,000 mcf in 1997 to 3,265,000 mcf in 1998. The increase in production is primarily due to workover procedures performed during the second quarter of 1997.

The effect of HEP's hedging transactions during the first quarter of 1998, was to decrease HEP's average gas price from $2.11 per mcf to $2.07 per mcf, representing a $131,000 reduction in revenue from hedging transactions.

Oil Revenue

Oil revenue decreased $1,421,000 during the first quarter of 1998 as compared with the first quarter of 1997. The decrease is the result of a decrease in production from 214,000 barrels in 1997 to 202,000 barrels in 1998 and a decrease in the average oil price from $21.08 per barrel in 1997 to $15.30 in 1998. The decrease in oil production is primarily due to normal production declines.

The effect of HEP's hedging transactions, as described under "Inflation and Changing Prices," during the first quarter of 1998, was to increase HEP's average oil price from $14.80 per barrel to $15.30 per barrel, resulting in a $101,000 increase in revenue from hedging transactions.

Pipeline, Facilities and Other

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and incentive payments related to certain wells in San Juan
County, New Mexico. Pipeline, facilities and other revenue decreased $63,000 during the first quarter of 1998 as compared with the first quarter of 1997 due to fluctuations in numerous miscellaneous items, none of which are individually significant.

Interest Income

Interest income increased $17,000 during the first quarter of 1998 as compared with the first quarter of 1997 due to a higher average cash balance during 1998.

Production Operating Expense

Production operating expense increased $272,000 during the first quarter of 1998 as compared with the first quarter of 1997, primarily due to increased maintenance activity and increased production taxes resulting from the increase in gas production discussed above.

Facilities Operating Expense

Facilities operating expense represents the costs of operating and maintaining two gathering systems located in New Mexico. Costs decreased $26,000 during the first quarter of 1998 as compared with the first quarter of 1997 primarily due to decreased maintenance activity during 1998.

General and Administrative

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by the operating company on behalf of HEP. These expenses decreased $59,000 during the first quarter of 1998 primarily due to a net decrease in numerous miscellaneous items, none of which are individually significant.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $587,000 during the first quarter of 1998 as compared with the first quarter of 1997. The increase is primarily the result of a higher depletion rate in 1998 due to the increase in production previously discussed.

Interest Expense

Interest expense decreased $207,000 during the first quarter of 1998 as compared with the first quarter of 1997, primarily as a result of lower outstanding debt during 1998.

Equity in Earnings (Loss) of HCRC

Equity in earnings (loss) of HCRC decreased $1,074,000 during the first quarter of 1998 as compared with the first quarter of 1997. The decrease is primarily due to HCRC's decreased oil and gas revenue resulting from decreased production and prices.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease of $247,000 is due to a decrease in the net income of the May Partnerships resulting primarily from lower oil and gas prices and decreased production on their properties.

Litigation Settlement

Litigation settlement income during the first quarter of 1998 represents the settlement of a take-or-pay contract claim.

PART II    -  OTHER INFORMATION


ITEM 1     -  LEGAL PROCEEDINGS

           Reference is made to Item 8 - Notes 12 and 13 of Form 10-K for the year ended December 31, 1997 and Note 5 of this Form 10-Q.


ITEM 2     -  CHANGES IN SECURITIES

              None.


ITEM 3     -  DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4     -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.


ITEM 5     -  OTHER INFORMATION

              None.


ITEM 6     -  EXHIBITS AND REPORTS ON FORM 8-K

              Exhibit

              4.5 Correction  to  the  First   Amendment  to  the  Third
                  Amended and Restated Limited Partnership Agreement of Hallwood Energy Partners, L. P.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HALLWOOD ENERGY PARTNERS, L. P.
                                          By:  HEPGP LTD.
                                               General Partner

                                               By:  HALLWOOD G. P., INC.
                                                    General Partner



Date:   May 12, 1998                           By:  /s/Thomas J. Jung
     --------------------                         -----------------------------
                                                  Thomas J. Jung, Vice President
                                                    (Chief Financial Officer)