Form 10-Q
period 1998-06-30
HALLWOOD ENERGY PARTNERS LP
filed 1998-08-14
CIK 768172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

Number of Units outstanding as of August 14, 1998

Class A                 10,011,854
Class B                    143,773
Class C                  2,464,063



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         HALLWOOD ENERGY PARTNERS, L. P.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                       June 30,                December 31,
                                                                         1998                      1997

CURRENT ASSETS
    Cash and cash equivalents                                       $    7,866                  $    6,622
    Accounts receivable:
       Oil and gas revenues                                              6,347                       8,772
       Trade                                                             4,781                       4,609
    Due from affiliates                                                    362                         588
    Prepaid expenses and other current assets                            1,522                       1,551
    Net working capital of affiliate                                       168
                                                                    ----------
         Total                                                          21,046                      22,142
                                                                      --------                    --------

PROPERTY,  PLANT  AND  EQUIPMENT,  at cost  Oil and gas  properties  (full  cost method):
       Proved mineral interests                                        649,284                     624,621
       Unproved mineral interests - domestic                             2,591                       2,315
    Furniture, fixtures and other                                        3,390                       3,513
                                                                     ---------                   ---------
         Total                                                         655,265                     630,449

    Less accumulated depreciation, depletion,
       amortization and property impairment                           (545,273)                   (536,118)
                                                                       -------                     -------
         Total                                                         109,992                      94,331
                                                                       -------                    --------

OTHER ASSETS
    Investment in common stock of HCRC                                  12,725                      15,048
    Deferred expenses and other assets                                      32                          82
                                                                   -----------                 -----------
         Total                                                          12,757                      15,130
                                                                      --------                    --------

TOTAL ASSETS                                                          $143,795                    $131,603
                                                                       =======                     =======














                        (Continued on the following page)


                         HALLWOOD ENERGY PARTNERS, L. P.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                           (In thousands except Units)



                                                                              June 30,               December 31,
                                                                                1998                      1997

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                 $  21,112                 $  19,915
    Current portion of long-term debt                                            2,388
    Net working capital deficit of affiliate                                                                 448
    Current portion of contract settlement                                                                 2,752
                                                                         -------------                 ---------
         Total                                                                  23,500                    23,115
                                                                              --------                  --------

NONCURRENT LIABILITIES
    Long-term debt                                                              35,812                    34,986
    Deferred liability                                                           1,114                     1,180
                                                                             ---------                 ---------
         Total                                                                  36,926                    36,166
                                                                              --------                  --------

           Total Liabilities                                                    60,426                    59,281
                                                                              --------                  --------

MINORITY INTEREST IN AFFILIATES                                                  2,969                     3,258
                                                                             ---------                 ---------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

PARTNERS' CAPITAL
    Class A Units -  10,011,854  and  9,977,254  Units  issued in 1998 and 1997, respectively; 9,121,612 and 9,077,949
      outstanding  in 1998 and 1997, respectively                               60,984                    66,184
    Class B Subordinated Units - 143,773 Units outstanding
      in 1998 and 1997                                                           1,367                     1,411
    Class C Units - 2,464,063 and 664,063 Units outstanding
      in 1998 and 1997, respectively                                            21,385                     4,868
    General partner                                                              3,573                     3,580
    Treasury Units - 890,242 and 899,305 Units in 1998 and
      1997, respectively                                                        (6,909)                    (6,979)
                                                                              --------                  ---------
         Partners' Capital - Net                                                80,400                     69,064
                                                                              --------                   --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                       $143,795                   $131,603
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



                         HALLWOOD ENERGY PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (In thousands except per Unit data)



                                                                                  For the Three Months Ended
                                                                                           June 30,
                                                                                1998                     1997

REVENUES:
    Gas revenue                                                              $  6,994                 $  4,961
    Oil revenue                                                                 2,640                    3,082
    Pipeline, facilities and other                                                976                      786
    Interest                                                                      186                      136
                                                                             --------                ---------
                                                                               10,796                    8,965
                                                                               ------                  -------

EXPENSES:
    Production operating                                                        3,093                    2,728
    General and administrative                                                  1,084                    1,030
    Depreciation, depletion and amortization                                    3,078                    2,540
    Impairment of oil and gas properties                                        2,600
    Interest                                                                      549                      748
                                                                             --------                 --------
                                                                               10,404                    7,046
                                                                               ------                  -------

OTHER INCOME (EXPENSES):
    Equity in earnings (loss) of HCRC                                          (2,229)                     266
    Minority interest in net income of affiliates                                (271)                    (332)
    Litigation settlement                                                        (600)                     273
                                                                             --------                 --------
                                                                               (3,100)                     207
                                                                              --------                --------

NET INCOME (LOSS)                                                              (2,708)                   2,126

CLASS C UNIT DISTRIBUTIONS ($.25 PER UNIT)                                        616                      166
                                                                            ---------                 --------

NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL
    PARTNER, CLASS A AND CLASS B LIMITED
    PARTNERS                                                                 $ (3,324)                $  1,960
                                                                              =======                  =======

ALLOCATION OF NET INCOME (LOSS):

General partner                                                            $      340                $     249
                                                                            =========                 ========
Class A and Class B Limited partners                                        $  (3,664)                $  1,711
                                                                             ========                  =======
    Per Class A Unit and Class B Unit - basic                             $      (.40)              $      .18
                                                                           ==========                =========
    Per Class A Unit and Class B Unit - diluted                           $      (.40)              $      .18
                                                                           ==========                =========
    Weighted average Class A Units and Class B Units
       outstanding                                                              9,265                    9,222
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


                         HALLWOOD ENERGY PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (In thousands except per Unit data)



                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                                1998                     1997

REVENUES:
    Gas revenue                                                               $13,738                  $12,434
    Oil revenue                                                                 5,730                    7,593
    Pipeline, facilities and other                                              1,676                    1,549
    Interest                                                                      326                      259
                                                                             --------                 --------
                                                                               21,470                   21,835
                                                                               ------                   ------

EXPENSES:
    Production operating                                                        6,306                    5,695
    General and administrative                                                  2,249                    2,254
    Depreciation, depletion and amortization                                    6,617                    5,492
    Impairment of oil and gas properties                                        2,600
    Interest                                                                    1,193                    1,599
                                                                              -------                  -------
                                                                               18,965                   15,040
                                                                               ------                   ------

OTHER INCOME (EXPENSES):
    Equity in earnings (loss) of HCRC                                          (2,323)                   1,246
    Minority interest in net income of affiliates                                (584)                    (892)
    Litigation settlement                                                        (555)                     273
                                                                             --------                 --------
                                                                               (3,462)                     627
                                                                              -------                 --------

NET INCOME (LOSS)                                                                (957)                   7,422

CLASS C UNIT DISTRIBUTIONS ($.50 PER UNIT)                                      1,232                      332
                                                                              -------                 --------

NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL
    PARTNER, CLASS A AND CLASS B LIMITED PARTNERS
                                                                             $ (2,189)                $  7,090
                                                                              =======                  =======

ALLOCATION OF NET INCOME (LOSS):

General partner                                                            $      650                $     876
                                                                            =========                 ========
Class A and Class B Limited partners                                         $ (2,839)                $  6,214
                                                                              =======                  =======
    Per Class A Unit and Class B Unit - basic                              $     (.31)              $      .67
                                                                            =========                =========
    Per Class A Unit and Class B Unit - diluted                            $     (.31)              $      .67
                                                                            =========                =========
    Weighted average Class A Units and Class B Units
       outstanding                                                              9,251                    9,222
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



                         HALLWOOD ENERGY PARTNERS, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                               1998                   1997

OPERATING ACTIVITIES:
    Net income (loss)                                                         $   (957)            $    7,422
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation, depletion and amortization                               6,617                  5,492
          Impairment of oil and gas properties                                   2,600
          Depreciation charged to affiliates                                       126                    110
          Asset disposals                                                         (188)
          Amortization of deferred loan costs and other assets                      50                     41
          Noncash interest expense                                                  15                    116
          Equity in (earnings) loss of HCRC                                      2,323                 (1,246)
          Minority interest in net income                                          584                    892
          Undistributed (earnings) loss of affiliates                              282                    (73)
          Recoupment of take-or-pay liability                                      (67)                  (296)

    Changes in  operating  assets and  liabilities  provided  (used) cash net of noncash activity:
          Oil and gas revenues receivable                                        2,425                  3,395
          Trade receivables                                                       (172)                 1,300
          Due from affiliates                                                     (725)
          Prepaid expenses and other current assets                                 29                   (263)
          Accounts payable and accrued liabilities                               1,197                    484
          Due to affiliates                                                                              (489)
                                                                           -----------               --------
                Net cash provided by operating activities                       14,139                 16,885
                                                                                ------                 ------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                 (18,563)                (1,759)
    Exploration and development costs incurred                                  (6,221)                (4,920)
    Proceeds from sales of property, plant and equipment                            91                     85
    Other investing activities                                                                            (70)
                                                                           -----------             ----------
                Net cash used in investing activities                          (24,693)                (6,664)
                                                                                ------               --------

FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                21,500
    Proceeds from the issuance of Class C Units net of syndication              16,517
costs
    Payments of long-term debt                                                 (18,285)                (5,285)
    Distributions paid                                                          (4,664)                (3,612)
    Payment of contract settlement                                              (2,767)
    Distribution paid by consolidated affiliates to minority interest             (873)                (1,188)
    Exercise of Unit Options                                                       199
    Capital contribution from the general partner                                  171
    Other                                                                                                (114)
                                                                           -----------             ----------
                Net cash provided by (used in) financing activities             11,798                (10,199)
                                                                                ------                 ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        1,244                     22

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                              6,622                  5,540
                                                                               -------                -------

END OF PERIOD                                                                 $  7,866               $  5,562
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

Hallwood Energy Partners, L. P. ("HEP") is a publicly traded Delaware limited partnership engaged in the development, exploration, acquisition and production of oil and gas properties in the continental United States. HEP's objective is to provide its partners with an attractive return through a combination of cash distributions and capital appreciation. To achieve its objective, HEP utilizes operating cash flow, first, to reinvest in operations to maintain its reserve base and production; second, to make stable cash distributions to Unitholders; and third, to grow HEP's reserve base over time. HEP's future growth will be driven by a combination of development of existing projects, exploration for new reserves and select acquisitions. The general partner of HEP is HEPGP Ltd.

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

Computation of Net Income (Loss) Per Unit

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

The following table reconciles the number of Units outstanding used in the calculation of basic and diluted income (loss) per Class A and Class B Unit. The Unit options have been ignored in the computation of diluted loss per Class A and Class B Unit in 1998 and for the six months ended June 30, 1997 because their inclusion would be antidilutive.


                                                                        Income           Units          Per Unit
                                                                           (In thousands except per Unit)

For the Three Months Ended June 30, 1998
   Net loss per Class A Unit and Class B Unit - basic                 $(3,664)           9,265            $(.40)
                                                                       -------           -----             ====
     Net Loss per Class A Unit and Class B Unit - diluted             $(3,664)           9,265            $(.40)
                                                                       ======            =====             ====

For the Six Months Ended June 30, 1998
   Net loss per Class A Unit and Class B Unit - basic                 $(2,839)           9,251            $(.31)
                                                                       ------            -----             ====
     Net Loss per Class A Unit and Class B Unit - diluted             $(2,839)           9,251            $(.31)
                                                                       ======            =====             ====

For the Three Months Ended June 30, 1997
   Net income per Class A Unit and Class B Unit - basic                $1,711            9,222             $ .18
                                                                                                            ====
   Effect of Unit Options                                                                  113
                                                                    ---------          -------
     Net Income per Class A Unit and Class B Unit - diluted            $1,711            9,335             $ .18
                                                                        =====            =====              ====

For the Six Months Ended June 30, 1997
   Net income per Class A Unit and Class B Unit -basic                 $6,214            9,222             $ .67
                                                                        -----            -----              ====
     Net Income per Class A Unit and Class B Unit - diluted            $6,214            9,222             $ .67
                                                                        =====            =====              ====

Treasury Units

HEP owns approximately 46% of the outstanding common stock of HCRC, while HCRC owns approximately 19% of HEP's Class A Units. Consequently, HEP has an interest in 890,242 and 899,305 of its own Units at June 30, 1998 and December 31, 1997, respectively. These Units are treated as treasury Units in the accompanying financial statements.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Partnership adopted SFAS 130 on January 1, 1998. The Partnership does not have any items of other comprehensive income for the three and six month periods ended June 30, 1998 and 1997. Therefore, total comprehensive income was the same as net income for those periods.



During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Partnership is required to adopt SFAS 133 on January 1, 2000. The Partnership has not completed the process of evaluating the impact that will result from adopting SFAS 133.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period.


NOTE 2    -   DEBT

During the first quarter of 1997, HEP and its lenders amended and restated HEP's Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 1999. Under the Credit Agreement, HEP has a borrowing base of $61,000,000. HEP had amounts outstanding at June 30, 1998 of $38,200,000. HEP's unused borrowing base totaled $22,800,000 at August 14, 1998.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 1.875%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 1.75%. The applicable interest rate was 7.2% at June 30, 1998. Interest is payable monthly, and quarterly principal payments of $2,387,500 commence May 31, 1999.

The borrowing base for the Credit Agreement is redetermined semiannually. The Credit Agreement is secured by a first lien on approximately 80% in value of HEP's oil and gas properties. Additionally, aggregate distributions paid by HEP in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of HEP is 50% or more of the borrowing base. Aggregate distributions paid by HEP are limited to 65% of cash flow from operations before working capital changes and 65% of distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

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

Cash paid for interest during the six months ended June 30, 1998 and 1997 was $1,129,000 and $1,443,000, respectively.

NOTE 4    -   CLASS C UNIT ISSUANCE

On February 17, 1998, HEP closed its public offering of 1.8 million Class C Units, priced at $10.00 per Unit. Proceeds to HEP, net of underwriting expenses, were approximately $16,517,000. HEP used $14,000,000 of the net proceeds to repay borrowings under its Credit Agreement and applied the remaining proceeds toward the repayment of HEP's outstanding contract settlement obligation at December 31, 1997 of $2,752,000.


NOTE 5    -   ACQUISITION

In July 1996, HEP and its affiliate, HCRC acquired interests in 38 wells located primarily in LaPlata County, Colorado. An unaffiliated large East Coast financial institution formed an entity to utilize the tax credits generated from the wells. The project was financed by an affiliate of Enron Corp. through a volumetric production payment. During May 1998, a limited liability company owned equally by HEP and HCRC purchased the volumetric production payment from Enron. HEP funded its $17,257,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement.


NOTE 6 -      IMPAIRMENT OF OIL AND GAS PROPERTIES

During the second quarter of 1998, HEP recorded an impairment of its oil and gas properties because capitalized costs at June 30, 1998 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves, based on prices at that date of $13.00 per barrel of oil and $1.90 per mcf of gas.


NOTE 7 -      UNIT OPTION PLAN

During the second quarter of 1998, HEP adopted a Class C Unit Option Plan covering 120,000 Class C Units. The options were granted effective May 5, 1998 at an exercise price of $10.00 per Unit. One-half of the options vested on the date of grant, and the remainder vest on the first anniversary of the date of grant.

On May 5, 1998, HEP also granted 25,500 Class A Unit options at an exercise price of $6.625 per Unit. These options were not granted pursuant to a previously existing plan but are subject to terms and conditions identical to those in HEP's 1995 Unit Option Plan. One-third of the options vested on the date of grant, and the remainder vest one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant.


NOTE 8 -  LEGAL PROCEEDINGS

On December 3, 1997, Arcadia Exploration and Production Company ("Arcadia") filed a Demand for Arbitration with the American Arbitration Association against Hallwood Energy Partners, L.P., Hallwood Consolidated Resources Corporation, E.M. Nominee Partnership Company and Hallwood Consolidated Partners, L.P. (collectively referred to herein as "Hallwood"), claiming that Hallwood breached a Purchase and Sale Agreement dated August 25, 1997, between Arcadia and HEP and HCRC. Arcadia's Demand for Arbitration seeks specific performance of the agreement which Arcadia claims requires Hallwood to purchase oil and gas properties from Arcadia for approximately $27 million. HEP and HCRC terminated the agreement because of environmental and title problems with the properties. Additionally, Arcadia seeks incidental and special damages, prejudgment interest and attorneys' fees and costs. Hallwood filed its Answering Statement and
Counterclaim asserting that it properly terminated and/or rescinded the Agreement and seeking refund of Hallwood's earnest money deposit, prejudgment interest, attorneys' fees and costs. The matter was heard by the arbitrators during May and July 1998. The arbitrators have not yet rendered a decision.

Concise Oil and Gas Partnership ("Concise"), a wholly owned subsidiary of the Partnership, is a defendant in a lawsuit styled Dr. Allen J. Ellender, Jr. et al. vs. Goldking Production Company, et al., filed in the Thirty-Second Judicial District Court, Terrebonne Parish, Louisiana on May 30, 1996. The approximately 150 plaintiffs in this proceeding are seeking unspecified damages for alleged breaches of certain oil, gas and mineral leases in the Northeast Montegut Field, Terrebonne Parrish, Louisiana. In addition, they are asking for an accounting from Concise for production of natural gas for the period of time from 1983 through November 1987. Specifically, as to the claims against Concise, the suit alleges that Concise failed to obtain the prices to which it was allegedly entitled for natural gas sold in this field in the 1980s under a long-term natural gas sales contract. The plaintiffs, royalty and overriding royalty owners, allege that as a result of the alleged imprudent marketing practices, they are entitled to their share of the prices which Concise should have obtained. Plaintiffs have also sued approximately 35 other companies and individuals, and allege that Concise is jointly and severally liable with the rest of the defendants for the claims raised by the plaintiffs. Concise and counsel for the plaintiffs have reached an agreement in principle to settle the portion of the case against Concise in consideration of the payment by Concise of $600,000. This amount has been accrued as litigation settlement expense in the accompanying financial statements. Upon execution of the settlement agreement, Concise will be dismissed with prejudice from the lawsuit.

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
              RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Cash Flow

HEP generated $14,139,000 of cash flow from operating activities during the first six months of 1998.

The other primary cash inflows were:

          o   Proceeds from long-term debt of $21,500,000;

          o Proceeds from the issuance of Class C Units, net of syndication costs, of $16,517,000;

          o   Exercise of Unit Options of $199,000; and

          o Capital contribution from the general partner of $171,000.

Cash was used primarily for:

           Payments of long-term debt of $18,285,000;

           Additions to property and development costs incurred of $24,784,000;

           Payment of contract settlement of $2,767,000 and

           Distributions to Unitholders of $4,664,000.

When combined with miscellaneous other cash activity during the period, the result was an increase of $1,244,000 in HEP's cash from $6,622,000 at December 31, 1997 to $7,866,000 at June 30, 1998.

Exploration and Development Projects and Acquisitions

Through June 30, 1998, HEP incurred $24,784,000 in direct property additions, development, exploitation, and exploration costs. The costs were comprised of $18,563,000 for property acquisitions and approximately $6,221,000 for domestic exploration and development expenditures. The expenditures resulted in the drilling, recompletion, or workover of 29 development wells and 23 exploration wells. Twenty-six development wells (90%) and 14 exploration wells (61%) were successfully completed as producers, for an overall success rate of 77%. HEP's 1998 capital budget was initially set at $25,000,000 but was increased to $37,000,000 to allow for the purchase of the volumetric production payment discussed below. The remaining budget for 1998 includes 39 future projects in more than 21 areas. Significant acquisition, exploration, exploitation, and development projects for 1998 are discussed below.

Rocky Mountain Region

HEP expended approximately $19,510,000 of its capital budget in the Rocky Mountain Region located in Colorado, Montana, North Dakota, Northwest New Mexico and Wyoming. Of this amount, approximately $17,257,000 was for the purchase of the volumetric production payment discussed below. In 1998, HEP spent approximately $922,000 successfully recompleting five operated development wells, drilling one unsuccessful operated exploration well, and drilling three additional operated wells which are still underway. A discussion of the major projects in the Region follows.

San Juan Basin Project - Colorado. In July 1996, HEP and its affiliate HCRC acquired interests in 38 wells located primarily in LaPlata County, Colorado. An unaffiliated large East Coast financial institution formed an entity to utilize tax credits generated from the wells. The project was financed by an affiliate of Enron Corp. through a volumetric production payment. During May 1998, a limited liability company, owned equally by HEP and HCRC, purchased from Enron the volumetric production payment. HEP funded its $17,257,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement. At the time of the purchase, HEP entered into a financial contract to hedge the volumes subject to the production payment at an average price of $2.11 per mmbtu. Under the terms of the original 1996 transaction, HEP was already responsible for all costs associated with the wells. HPI has managed and operated the wells since July 1996, and has increased the wells' production from 14 to 26 mmcf per day through successful workover and gas gathering facilities improvement programs. The acquisition has increased HEP's current average daily production by 6.75 mmcf per day.

San Juan Basin Project - New Mexico. Costs associated with a gathering system for HEP's New Mexico coalbed methane properties totaled approximately $938,000 during 1998. HEP expects the gathering system to significantly increase gas gathering, processing and compression capacity for the associated properties. Work should be completed in third quarter of 1998.

Colorado Western Slope Project. HEP is in the process of drilling two 5,500 foot Dakota Formation wells in the Piceance Basin in Colorado and Utah. Currently, HEP owns an average 29% working interest in the wells. Both wells are presently being completed, and HEP expects to begin sales of production in the third quarter of 1998. In 1998, HEP also successfully recompleted one well in the Basin. Total costs for the three wells through June 30, 1998 are approximately $331,000. HEP plans to drill two more wells in 1998 depending upon drilling rig availability. Increased natural gas prices and improved stimulation technology make the Basin an attractive area for HEP.

West Sioux Pass Prospect. In the West Sioux area of Richland County, Montana, HEP drilled one unsuccessful 12,405 foot operated Red River Formation exploration well for a cost of approximately $252,000. HEP continues to evaluate the project using the additional data obtained from the exploratory well.

East Kevin Field Project. Drilling is currently underway for one operated development well in the Horizontal Nisku Formation in Toole County, Montana. HEP has a 50% working interest in the project and has spent approximately $170,000 in 1998. HEP plans to drill two additional wells in the third quarter of 1998. HEP will consider drilling additional locations after it evaluates the results of the first three wells.

Greater Permian Region

During the first six months of 1998, HEP expended approximately $2,675,000 of its capital budget in the Greater Permian Region located in Texas and Southeast New Mexico. HEP spent approximately $2,010,000 for drilling, recompletion, or workover of 18 development wells, drilling 17 exploration wells, and acquiring undeveloped acreage and geological and geophysical data. Twenty-seven (77%) of the wells drilled or recompleted were successful. The major projects within the Region are discussed below.

Catclaw Draw/Carlsbad Area Projects. HEP spent approximately $401,000 successfully recompleting seven operated wells in the Carlsbad/Catclaw Draw areas in Lea, Eddy and Chaves Counties, New Mexico. HEP incurred an additional $250,000 in 1998 for drilling costs associated with an operated 8,300 foot Delaware development well which is currently being tested. Several additional drilling locations exist in the area. HEP plans to apply for drilling permits in 1998 and to drill the wells in 1999.

Merkle Project. In 1997, HEP acquired 74 square miles of proprietary 3-D seismic data in Jones, Taylor and Nolan Counties, Texas, in a project area originated in 1995. Target zones in this area include the Canyon Reef, Strawn, Flippan, Tannehill, and Ellenberger Formations ranging in depth from 2,500 feet to 6,000 feet. In 1998, HEP drilled 11 exploration wells, nine of which were successful. Costs incurred by HEP in 1998 for the 11 wells drilled were approximately $835,000. HEP owns an average 28.5% working interest in the wells. Four wells are currently underway, and HEP has 33 potential locations for future drilling. HEP anticipates drilling only four additional wells in the remainder of 1998 because of present low crude oil prices.

Griffin Project. In 1998, HEP purchased land for $95,000 and incurred approximately $410,000 to drill three exploration wells and one development well in Gaines County, Texas. None of the four nonoperated 7,500 foot Leonardian Sand wells were successful. HEP is still evaluating five prospects within this project. HEP owns an average 22% working interest in the wells.

Gulf Coast Region

During the first six months of 1998, HEP expended approximately $1,985,000 of its capital budget in the Gulf Coast Region in Louisiana and South and East Texas. The following are major projects within the Region.

Mirasoles Project. In 1998, HEP incurred approximately $430,000 for land costs related to the Mirasoles project in Kenedy County, Texas. In the third quarter of 1998, HEP plans to test the Frio Formation by drilling a 17,000 foot exploration well. HEP has a 17.5% working interest in this large structural prospect defined by 63 square miles of proprietary 3-D seismic data.

Bell Project. HEP has a 30% working interest in an operated project to evaluate the Buda, Carrizo, Woodbine, and Dexter sands in Houston County, Texas. HEP's drilling costs in 1998 for a 9,200 foot horizontal well were approximately $350,000. The well found the shallower reservoirs to be non-productive, and HEP is presently drilling in the Buda section. In 1998, HEP incurred an additional $70,000 for the purchase of land.

Mercy Field Project. HEP participated in a successful 10,450 foot nonoperated development well in the Wilcox formation located in San Jacinto County, Texas. Costs incurred in 1998 are approximately $180,000. No additional Mercy fieldwork is anticipated in the remainder of 1998.

Whitewater Field. HEP's share of 1998 costs associated with plugging two nonoperated near shore platform wells were approximately $600,000. This field is now abandoned, and no additional work is anticipated.

Mid-Continent Region

HEP expended approximately $360,000 of its capital budget in the Mid-Continent Region located in Oklahoma and Kansas. Major projects within the Region are discussed below.

Stealth Project. HEP is participating in an Arkoma Basin exploration prospect in Carter County, Oklahoma. This nonoperated project is a 19,000 feet deep multi-formation structural test of the Hunton, Viola, Sycamore, and Springer Formations and is currently in the completion phase. The operator was unable to test the targeted Hunton and Viola Formation objectives and found that the Sycamore produced at subcommercial gas rates. The operator is evaluating a Springer recompletion. 1998 year to date drilling costs were approximately $165,000 for HEP's 5% working interest.

El Reno Project. HEP incurred approximately $135,000 in 1998 to complete one successful exploration well in Canadian County, Oklahoma. The well was completed in the Red Fork Formation, and HEP has a 35% working interest.

Kansas Area. HEP successfully recompleted two development wells in Kansas at a cost of $28,000 during 1998. Due to sustained weak crude oil prices, however, eight development projects have been deferred.

Other

The  remaining   $254,000  of  HEP's  1998  capital   expenditures  was  devoted
principally to drilling one unsuccessful exploration well in Yolo County, California and to other miscellaneous projects. HEP is also participating in two nonoperated 3-D projects underway in nearby Solano and Colusa Counties, California.

Peru Block Z-3 Project. HEP's partner on the Peruvian offshore Z-3 Block completed 1,200 miles of seismic data acquisition to supplement existing seismic data. Data processing is currently underway. HEP has a 7.5% working interest in this project, but will not incur capital costs until actual drilling operations begin. The production-sharing contract calls for drilling operations to begin no later than January 2001.

Class C Unit Issuance

On February 17, 1998, HEP closed its public offering of 1.8 million Class C Units, priced at $10.00 per Unit. Proceeds to HEP, net of underwriting expenses, were approximately $16,517,000. HEP used $14,000,000 of the net proceeds to repay borrowings under its Credit Agreement and applied the remaining proceeds toward the repayment of HEP's outstanding contract settlement obligation at December 31, 1997 of $2,752,000.

Distributions

HEP declared distributions of $.13 per Class A Unit and $.25 per Class C Unit, payable on August 14, 1998 to Unitholders of record on June 30, 1998.

Distributions on the Class B Units are suspended if the Class A Units receive a distribution of less than $.20 per Class A Unit per calendar quarter. In any quarter for which distributions of $.20 or more per unit are made on the Class A Units, the Class B Units are entitled to be paid, in whole or in part, suspended distributions.

Financing

During the first quarter of 1997, HEP and its lenders amended and restated HEP's Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 1999. Under the Credit Agreement, HEP has a borrowing base of $61,000,000. HEP had amounts outstanding at June 30, 1998 of $38,200,000. HEP's unused borrowing base totaled $22,800,000 at August 14, 1998.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 1.875%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 1.75%. The applicable interest rate was 7.2% at June 30, 1998. Interest is payable monthly, and quarterly principal payments of $2,387,500, commence May 31, 1999.

The borrowing base for the Credit Agreement is redetermined semiannually. The Credit Agreement is secured by a first lien on approximately 80% in value of HEP's oil and gas properties. Additionally, aggregate distributions paid by HEP in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of HEP is 50% or more of the borrowing base. Aggregate distributions paid by HEP are limited to 65% of cash flow from operations before working capital changes and 65% of distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

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

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the Partnership's Unitholders and potential investors with certain information regarding the Partnership's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Partnership are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Partnership's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Partnership's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Partnership's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Partnership's periodic reports and filings with the Securities and Exchange Commission. Accordingly, Unitholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

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

First quarter - 1997               $22.10                 $21.08                  $2.89                  $2.52
Second quarter - 1997               17.71                  17.71                   2.02                   1.98
Third quarter - 1997                18.40                  18.47                   2.25                   2.13
Fourth quarter - 1997               18.72                  18.69                   2.92                   2.56
First quarter - 1998                14.80                  15.30                   2.11                   2.07
Second quarter - 1998               13.03                  13.82                   2.08                   2.06


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

The following table provides a summary of HEP's outstanding financial contracts:

                                               Oil

                                  Percent of Production            Contract
            Period                           Hedged              Floor Price

                                                                  (per bbl)

Last six months of 1998                     23%                     $16.62
1999                                         2%                      15.38

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




                                                 Gas

                                  Percent of Production            Contract
            Period                            Hedged             Floor Price

                                                                  (per mcf)

Last six months of 1998                     60%                      $2.07
1999                                        48%                       2.05
2000                                        47%                       2.10
2001                                        42%                       2.08
2002                                        35%                       2.14

Between 15% and 100% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.59 to $2.93.

During the third quarter through August 2, 1998 the weighted average oil price (for barrels not hedged) was approximately $12.50 per barrel. The weighted average price of natural gas (for mcf not hedged) during that period was approximately $2.10 per mcf.

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


                 TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                           (In thousands except price)


                                              For the Quarter Ended June 30, 1998            For the Quarter Ended June 30, 1997
                                              -----------------------------------            -----------------------------------
                                              Direct                                          Direct
                                              Owned         Mays          Total               Owned         Mays          Total

Gas production (mcf)                             3,099          297          3,396            2,220          286          2,506
Oil production (bbl)                               178           13            191              158           16            174

Average gas price (per mcf)                   $   2.01     $   2.53       $   2.06         $   1.93     $   2.36       $   1.98
Average oil price (per bbl)                    $ 13.88      $ 13.00        $ 13.82          $ 17.52      $ 19.63        $ 17.71

Gas revenue                                    $ 6,244      $   750        $ 6,994          $ 4,285      $   676        $ 4,961
Oil revenue                                      2,471          169          2,640            2,768          314          3,082
Pipeline, facilities and other revenue             976                         976              786                         786
Interest income                                    169           17            186              113           23            136
                                               -------     --------        -------          -------     --------       --------

   Total revenue                                 9,860          936         10,796            7,952        1,013          8,965
                                                ------      -------         ------           ------       ------         ------

 Production operating expense                    2,975          118          3,093            2,602          126          2,728
 General and administrative expense                993           91          1,084              941           89          1,030
 Depreciation, depletion, and amortization       2,825          253          3,078            2,267          273          2,540
 Impairment of oil and gas properties            2,600                       2,600
 Interest expense                                  549                         549              748                         748
 Equity in (income) loss of HCRC                 2,229                       2,229             (266)                       (266)
 Minority interest                                              271            271                           332            332
 Litigation settlement                             600                         600             (243)         (30)          (273)
                                             ---------  ------------     ---------          -------       ------       --------

   Total expense                                12,771          733         13,504            6,049          790          6,839
                                                ------    ---------         ------           ------       ------         ------

     Net income (loss)                        $ (2,911)  $      203       $ (2,708)         $ 1,903      $   223        $ 2,126
                                               =======    =========        =======           ======       ======         ======


                 TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                           (In thousands except price)


                                              For the Six Months Ended June 30, 1998          For the Six Months Ended June 30, 1997
                                              --------------------------------------          --------------------------------------
                                                Direct                                        Direct
                                                 Owned         Mays        Total               Owned         Mays        Total

Gas production (mcf)                               6,044          617        6,661            4,829          645        5,474
Oil production (bbl)                                 365           28          393              350           38          388

Average gas price (per mcf)                     $   2.02     $   2.50     $   2.06         $   2.19     $   2.87     $   2.27
Average oil price (per bbl)                      $ 14.61      $ 14.21      $ 14.58          $ 19.37      $ 21.39      $ 19.57

Gas revenue                                      $12,196      $ 1,542      $13,738          $10,580      $ 1,854      $12,434
Oil revenue                                        5,332          398        5,730            6,780          813        7,593
Pipeline, facilities and other revenue             1,676                     1,676            1,549                     1,549
Interest income                                      291           35          326              219           40          259
                                                --------     --------     --------         --------    ---------     --------

   Total revenue                                  19,495        1,975       21,470           19,128        2,707       21,835
                                                  ------       ------       ------           ------       ------       ------

 Production operating expense                      6,067          239        6,306            5,412          283        5,695
 General and administrative expense                2,059          190        2,249            2,056          198        2,254
 Depreciation, depletion, and amortization         6,042          575        6,617            4,878          614        5,492
 Impairment of oil and gas properties              2,600                     2,600
 Interest expense                                  1,193                     1,193            1,599                     1,599
 Equity in (income) loss of HCRC                   2,323                     2,323           (1,246)                   (1,246)
 Minority interest                                                584          584                           892          892
 Litigation settlement                               555                       555             (243)         (30)        (273)
                                                 -------   ----------     --------         --------     --------     --------

   Total expense                                  20,839        1,588       22,427           12,456        1,957       14,413
                                                  ------       ------       ------           ------       ------       ------

     Net income (loss)                          $ (1,344)    $    387     $   (957)        $  6,672     $    750     $  7,422
                                                 =======      =======      =======          =======      =======      =======

Second Quarter of 1998 Compared to Second Quarter of 1997

Gas Revenue

Gas revenue increased $2,033,000 during the second quarter of 1998 as compared with the second quarter of 1997. The increase is the result of an increase in the average gas price from $1.98 per mcf in 1997 to $2.06 per mcf in 1998 and an increase in production from 2,506,000 mcf in 1997 to 3,396,000 mcf in 1998. The increase in production is primarily due to the temporary shut-in of two wells during the second quarter of 1997 while workover procedures were performed.

The effect of HEP's hedging transactions as described under "Inflation and Changing Prices," during the second quarter of 1998, was to decrease HEP's average gas price from $2.08 per mcf to $2.06 per mcf, representing a $68,000 reduction in revenue from hedging transactions.

Oil Revenue

Oil revenue decreased $442,000 during the second quarter of 1998 as compared with the second quarter of 1997. The decrease is the result of a decrease in the average oil price from $17.71 per barrel in 1997 to $13.82 in 1998, partially offset by an increase in production from 174,000 barrels in 1997 to 191,000 barrels in 1998. The increase in oil production is primarily due to the temporary shut-in of two wells during the second quarter of 1997 while workover procedures were performed.

The effect of HEP's hedging transactions during the second quarter of 1998, was to increase HEP's average oil price from $13.03 per barrel to $13.82 per barrel, resulting in a $151,000 increase in revenue from hedging transactions.

Pipeline, Facilities and Other

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and incentive payments related to certain wells in San Juan
County, New Mexico. Pipeline, facilities and other revenue increased $190,000 during the second quarter of 1998 as compared with the second quarter of 1997 primarily due to an increase in saltwater disposal income resulting from the increased production discussed above.

Interest Income

Interest income increased $50,000 during the second quarter of 1998 as compared with the second quarter of 1997 due to a higher average cash balance during 1998.

Production Operating Expense

Production operating expense increased $365,000 during the second quarter of 1998 as compared with the second quarter of 1997, primarily due to increased maintenance activity and increased production taxes resulting from the increase in gas production discussed above.

General and Administrative

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by the operating company on behalf of HEP. These expenses increased $54,000 during the second quarter of 1998 primarily due to a net increase in numerous miscellaneous items, none of which are individually significant.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $538,000 during the second quarter of 1998 as compared with the second quarter of 1997. The increase is primarily the result of a higher depletion rate in 1998 due to the increase in production previously discussed.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties during the second quarter of 1998 represents the impairment recorded because capitalized costs at June 30, 1998 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves, based on prices at that date of $13.00 per bbl of oil and $2.00 per mcf of gas.

Interest Expense

Interest expense decreased $199,000 during the second quarter of 1998 as compared with the second quarter of 1997, primarily as a result of lower outstanding debt during 1998.

Equity in Earnings (Loss) of HCRC

Equity in earnings (loss) of HCRC decreased $2,495,000 during the second quarter of 1998 as compared with the second quarter of 1997. The decrease is primarily due to a property impairment recorded by HCRC during the second quarter of 1998.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease of $61,000 is due to a decrease in the net income of the May Partnerships resulting primarily from lower oil prices received on their properties.

Litigation Settlement

Litigation settlement expense during the second quarter of 1998 represents the amount accrued for the settlement of the Ellender lawsuit described in Note 8 of the accompanying financial statements. Litigation settlement income during the second quarter of 1997 represents the settlement of a take-or-pay contract claim.

First Six Months of 1998 Compared to the First Six Months of 1997

The comparisons for the first six months of 1998 and the first six months of 1997 are consistent with those discussed in the second quarter of 1998 compared to the second quarter 1997 except for the following:

Gas Revenue

Gas revenue increased $1,304,000 during the first six months of 1998 as compared with the first six months of 1997. The increase is the result of an increase in production from 5,474,000 mcf in 1997 to 6,661,000 mcf in 1998 partially offset by a decrease in price from $2.27 per mcf in 1997 to $2.06 per mcf in 1998. The increase in production is due to the temporary shut-in of two wells during the second quarter of 1997 while workover procedures were performed.

The effect of HEP's hedging transactions during the first six months of 1998 was to decrease HEP's average gas price from $2.10 per mcf to $2.06 per mcf representing a $266,000 reduction in revenue from hedging transactions.

Oil Revenue

Oil revenue decreased $1,863,000 during the first six months of 1998 as compared with the first six months of 1997. The decrease is the result of a decrease in the average oil price from $19.57 per barrel in 1997 to $14.58 per barrel in 1998 partially offset by an increase in production from 388,000 barrels in 1997 to 393,000 barrels in 1998. The increase in oil production is due to the temporary shut-in of two wells during the second quarter of 1997 while workover procedures were performed.

The effect of HEP's hedging transactions during the first six months of 1998 was to increase HEP's average oil price from $13.94 per barrel to $14.58 per barrel, representing an in increase in revenue from hedging transactions of $252,000.

PART II    -  OTHER INFORMATION


ITEM 1     -  LEGAL PROCEEDINGS

           Reference is made to Item 8 - Notes 12 and 13 of Form 10-K for the year ended December 31, 1997 and Note 8 of this Form 10-Q.


ITEM 2     -  CHANGES IN SECURITIES

              None.


ITEM 3     -  DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4     -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.


ITEM 5     -  OTHER INFORMATION

              None.


ITEM 6     -  EXHIBITS AND REPORTS ON FORM 8-K

              a)    Exhibit

                    10.17 1998 Class C Unit  Option  Plan dated May 5, 1998
                    10.18 1998 Class C UnitOption Loan Program dated May 5, 1998
                    10.19 Class A Unit Option letter to Thomas Jung dated
                           May 5, 1998
                    10.20 Extension of Management  Agreement between Hallwood
                           Petroleum, Inc. and HEP dated May 5, 1998
                    27    Financial Data Schedule

              b)    Reports on Form 8-K

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

                                         HALLWOOD ENERGY PARTNERS, L. P.
                                         By:  HEPGP LTD.
                                              General Partner

                                              By:  HALLWOOD G. P., INC.
                                                   General Partner



Date:   August 14, 1998                       By:  /s/Thomas J. Jung
                                                  Thomas J. Jung, Vice President
                                                  (Chief Financial Officer)