Form 10-Q
period 1998-09-30
HALLWOOD ENERGY PARTNERS LP
filed 1998-11-16
CIK 768172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

Number of Units outstanding as of November 13, 1998

Class A                   10,011,854
Class B                      143,773
Class C                    2,464,063



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                    HALLWOOD ENERGY PARTNERS, L. P.
                                                      CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                            (In thousands)



                                                                     September 30,              December 31,
                                                                          1998                      1997

CURRENT ASSETS
    Cash and cash equivalents                                         $  10,301                   $    6,622
    Accounts receivable:
       Oil and gas revenues                                               5,428                        8,772
       Trade                                                              4,932                        4,609
    Due from affiliates                                                     380                          588
    Prepaid expenses and other current assets                             1,791                        1,551
    Net working capital of affiliate                                        442
                                                                     ----------
         Total                                                           23,274                       22,142
                                                                       --------                     --------

PROPERTY,  PLANT  AND  EQUIPMENT,  at cost
  Oil and gas  properties  (full cost method):
       Proved mineral interests                                         653,425                      624,621
       Unproved mineral interests - domestic                              2,813                        2,315
    Furniture, fixtures and other                                         3,399                        3,513
                                                                      ---------                    ---------
         Total                                                          659,637                      630,449

    Less accumulated depreciation, depletion,
       amortization and property impairment                            (556,552)                    (536,118)
                                                                       --------                      -------
         Total                                                          103,085                       94,331
                                                                        -------                     --------

OTHER ASSETS
    Investment in common stock of HCRC                                   11,958                       15,048
    Deferred expenses and other assets                                      136                           82
                                                                     ----------                  -----------
         Total                                                           12,094                       15,130
                                                                       --------                     --------

TOTAL ASSETS                                                           $138,453                     $131,603
                                                                        =======                      =======














                                                   (Continued on the following page)


                                                    HALLWOOD ENERGY PARTNERS, L. P.
                                                      CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                      (In thousands except Units)



                                                                             September 30,            December 31,
                                                                                  1998                     1997

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                  $  21,463                 $  19,915
    Current portion of long-term debt                                             6,213
    Net working capital deficit of affiliate                                                                  448
    Current portion of contract settlement                                                                  2,752
                                                                          -------------                 ---------
         Total                                                                   27,676                    23,115
                                                                               --------                  --------

NONCURRENT LIABILITIES
    Long-term debt                                                               34,987                    34,986
    Deferred liability                                                            1,081                     1,180
                                                                              ---------                 ---------
         Total                                                                   36,068                    36,166
                                                                               --------                  --------

           Total Liabilities                                                     63,744                    59,281
                                                                               --------                  --------

MINORITY INTEREST IN AFFILIATES                                                   2,845                     3,258
                                                                              ---------                 ---------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

PARTNERS' CAPITAL
    Class A Units -  10,011,854  and  9,977,254  Units  issued in 1998 and 1997, respectively; 9,121,612 and 9,077,949
      outstanding  in 1998 and 1997, respectively                                52,962                    66,184
    Class B Subordinated Units - 143,773 Units outstanding
      in 1998 and 1997                                                            1,261                     1,411
    Class C Units - 2,464,063 and 664,063 Units outstanding
      in 1998 and 1997, respectively                                             21,385                     4,868
    General partner                                                               3,165                     3,580
    Treasury Units - 890,242 and 899,305 Units in 1998 and
      1997, respectively                                                         (6,909)                    (6,979)
                                                                              ---------                  ---------
         Partners' Capital - Net                                                 71,864                     69,064
                                                                               --------                   --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                        $138,453                   $131,603
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



                                                    HALLWOOD ENERGY PARTNERS, L. P.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)
                                                  (In thousands except per Unit data)



                                                                                   For the Three Months Ended
                                                                                          September 30,
                                                                                  1998                    1997

REVENUES:
    Gas revenue                                                               $  7,421                 $  6,639
    Oil revenue                                                                  2,626                    3,564
    Pipeline, facilities and other                                               1,067                      523
    Interest                                                                       241                       69
                                                                             ---------                ---------
                                                                                11,355                   10,795
                                                                                ------                   ------

EXPENSES:
    Production operating                                                         3,083                    3,072
    General and administrative                                                   1,104                      996
    Depreciation, depletion and amortization                                     4,617                    3,165
    Impairment of oil and gas properties                                         6,600
    Interest                                                                       734                      716
                                                                              --------                 --------
                                                                                16,138                    7,949
                                                                                ------                  -------

OTHER INCOME (EXPENSES):
    Equity in earnings (loss) of HCRC                                             (767)                     138
    Minority interest in net income of affiliates                                 (203)                    (449)
    Litigation                                                                    (375)                     (33)
                                                                             ---------                ---------
                                                                                (1,345)                    (344)
                                                                               -------                 --------

NET INCOME (LOSS)                                                               (6,128)                   2,502

CLASS C UNIT DISTRIBUTIONS ($.25 PER UNIT)                                         616                      166
                                                                              --------                 --------

NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL
    PARTNER, CLASS A AND CLASS B LIMITED
    PARTNERS                                                                  $ (6,744)                $  2,336
                                                                               =======                  =======

ALLOCATION OF NET INCOME (LOSS):

General partner                                                            $        82                $     532
                                                                            ==========                 ========
Class A and Class B Limited partners                                          $ (6,826)                $  1,804
                                                                               =======                  =======
    Per Class A Unit and Class B Unit - basic                               $     (.74)              $      .20
                                                                             =========                =========
    Per Class A Unit and Class B Unit - diluted                             $     (.74)              $      .19
                                                                             =========                =========
    Weighted average Class A Units and Class B Units
       outstanding                                                               9,265                    9,222
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



                                                    HALLWOOD ENERGY PARTNERS, L. P.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)
                                                  (In thousands except per Unit data)



                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                  1998                    1997

REVENUES:
    Gas revenue                                                                $21,159                  $19,073
    Oil revenue                                                                  8,356                   11,157
    Pipeline, facilities and other                                               2,743                    2,072
    Interest                                                                       567                      328
                                                                              --------                 --------
                                                                                32,825                   32,630
                                                                                ------                   ------

EXPENSES:
    Production operating                                                         9,389                    8,767
    General and administrative                                                   3,353                    3,250
    Depreciation, depletion and amortization                                    11,234                    8,657
    Impairment of oil and gas properties                                         9,200
    Interest                                                                     1,927                    2,315
                                                                               -------                  -------
                                                                                35,103                   22,989
                                                                               -------                   ------

OTHER INCOME (EXPENSES):
    Equity in earnings (loss) of HCRC                                           (3,090)                   1,384
    Minority interest in net income of affiliates                                 (787)                  (1,341)
    Litigation                                                                    (930)                     240
                                                                              --------                 --------
                                                                                (4,807)                     283
                                                                               -------                 --------

NET INCOME (LOSS)                                                               (7,085)                   9,924

CLASS C UNIT DISTRIBUTIONS ($.75 PER UNIT)                                       1,848                      498
                                                                               -------                 --------

NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL
    PARTNER, CLASS A AND CLASS B LIMITED PARTNERS
                                                                              $ (8,933)                $  9,426
                                                                               =======                  =======

ALLOCATION OF NET INCOME (LOSS):

General partner                                                             $      732                 $  1,408
                                                                             =========                  =======
Class A and Class B Limited partners                                          $ (9,665)                $  8,018
                                                                               =======                  =======
    Per Class A Unit and Class B Unit - basic                               $    (1.04)              $      .87
                                                                             =========                =========
    Per Class A Unit and Class B Unit - diluted                             $    (1.04)              $      .86
                                                                             =========                =========
    Weighted average Class A Units and Class B Units
       outstanding                                                               9,256                    9,222
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



                                                    HALLWOOD ENERGY PARTNERS, L. P.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            (In thousands)

                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                                 1998                   1997

OPERATING ACTIVITIES:
    Net income (loss)                                                          $  (7,085)            $   9,924
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation, depletion and amortization                                11,234                 8,657
          Impairment of oil and gas properties                                     9,200
          Depreciation charged to affiliates                                         188                   165
          Asset disposals                                                           (188)
          Amortization of deferred loan costs and other assets                        54                    61
          Noncash interest expense                                                    15                   178
          Equity in (earnings) loss of HCRC                                        3,090                (1,384)
          Minority interest in net income                                            787                 1,341
          Undistributed (earnings) loss of affiliates                               (508)                   73
          Recoupment of take-or-pay liability                                        (99)                  (97)

    Changes in  operating  assets and  liabilities  provided  (used) cash net of noncash activity:
          Oil and gas revenues receivable                                          3,344                 1,976
          Trade receivables                                                         (323)                 (305)
          Due from affiliates                                                       (874)                 (996)
          Prepaid expenses and other current assets                                 (240)               (1,031)
          Accounts payable and accrued liabilities                                 1,548                 1,488
          Due to affiliates                                                                             (1,772)
                                                                             -----------               -------
                Net cash provided by operating activities                         20,143                18,278
                                                                                  ------                ------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                   (19,772)               (2,499)
    Exploration and development costs incurred                                    (9,561)               (9,073)
    Proceeds from sales of property, plant and equipment                             189                    85
    Distributions received from affiliate                                            639
    Other investing activities                                                       (21)                  (76)
                                                                              ----------            ----------
                Net cash used in investing activities                            (28,526)              (11,563)
                                                                                 -------               -------

FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                  24,500                 2,000
    Proceeds from the issuance of Class C Units net of syndication                16,517
costs
    Payments of long-term debt                                                   (18,286)               (5,285)
    Distributions paid                                                            (7,072)               (5,583)
    Payment of contract settlement                                                (2,767)
    Distribution paid by consolidated affiliates to minority interest             (1,200)               (1,503)
    Exercise of Unit Options                                                         199
    Capital contribution from the general partner                                    171
    Other                                                                                                 (115)
                                                                           -------------              --------
                Net cash provided by (used in) financing activities               12,062               (10,486)
                                                                                 -------                ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                   3,679                (3,771)

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                                6,622                 5,540
                                                                                 -------               -------

END OF PERIOD                                                                   $ 10,301              $  1,769
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

The following table reconciles the number of Units outstanding used in the calculation of basic and diluted income (loss) per Class A and Class B Unit. The Unit options have been ignored in the computation of diluted loss per Class A and Class B Unit for the three and nine months ended September 30, 1998 because their inclusion would be antidilutive.


                                                                        Income (Loss)       Units        Per Unit
                                                                             (In thousands except per Unit)

For the Three Months Ended September 30, 1998
   Net loss per Class A Unit and Class B Unit - basic                   $(6,826)          9,265           $ (.74)
                                                                         ------           -----            =====
     Net Loss per Class A Unit and Class B Unit - diluted               $(6,826)          9,265           $ (.74)
                                                                         ======           =====            =====

For the Nine Months Ended September 30, 1998
   Net loss per Class A Unit and Class B Unit - basic                   $(9,665)          9,256           $(1.04)
                                                                         ------           -----            ======
     Net Loss per Class A Unit and Class B Unit - diluted               $(9,665)          9,256           $(1.04)
                                                                         ======           =====            =====

For the Three Months Ended September 30, 1997
   Net income per Class A Unit and Class B Unit - basic                 $ 1,804           9,222            $  .20
                                                                                                            =====
   Effect of Unit Options                                                                   113
                                                                     ----------          ------
     Net Income per Class A Unit and Class B Unit - diluted             $ 1,804           9,335            $  .19
                                                                         ======           =====             =====

For the Nine Months Ended September 30, 1997
   Net income per Class A Unit and Class B Unit -basic                  $ 8,018           9,222            $  .87
                                                                                                            =====
  Effect of Unit Options                                                                    131
                                                                     ----------          ------
     Net Income per Class A Unit and Class B Unit - diluted             $ 8,018           9,353            $  .86
                                                                         ======           =====             =====

Treasury Units

HEP owns approximately 46% of the outstanding common stock of HCRC, while HCRC owns approximately 19% of HEP's Class A Units. Consequently, HEP has an interest in 890,242 and 899,305 of its own Units at September 30, 1998 and December 31, 1997, respectively.
These Units are treated as treasury Units in the accompanying financial statements.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Partnership adopted SFAS 130 on January 1, 1998. The Partnership does not have any items of other comprehensive income for the three and nine month periods ended September 30, 1998 and 1997. Therefore, total comprehensive income
(loss) was the same as net income (loss) for those periods.

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

During the first quarter of 1997, HEP and its lenders amended and restated HEP's Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 1999. Under the Credit Agreement, HEP has a borrowing base of $62,000,000. HEP had amounts outstanding at September 30, 1998 of $41,200,000. Subsequent to September 30, 1998, HEP borrowed an additional $8,500,000 for the Arcadia acquisition described in Note 8 and for capital projects, increasing its amounts outstanding to $49,700,000. HEP's unused borrowing base totaled $12,300,000 at November 13, 1998.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 1.875%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 1.75%. The applicable interest rate was 7.0% at September 30, 1998. Interest is payable monthly, and quarterly principal payments of $3,106,500, as adjusted for the $8,500,000 of borrowings made subsequent to September 30, 1998, commence May 31, 1999.

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

Cash paid for interest during the nine months ended September 30, 1998 and 1997 was $1,845,000 and $2,077,000, respectively.

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

In July 1996, HEP and its affiliate, HCRC, acquired interests in 38 wells located primarily in LaPlata County, Colorado. An unaffiliated large East Coast financial institution formed an entity to utilize the tax credits generated from the wells. The project was financed by an affiliate of Enron Corp. through a volumetric production payment. During May 1998, a limited liability company owned equally by HEP and HCRC purchased the volumetric production payment from the affiliate of Enron Corp. HEP funded its $17,257,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement.


NOTE 6    -  IMPAIRMENT OF OIL AND GAS PROPERTIES

During the second and third quarters of 1998, HEP recorded impairments of its oil and gas properties because capitalized costs at June 30, 1998 and September 30, 1998 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves, based on prices of $13.00 per barrel of oil and $2.00 per mcf of gas and $12.80 per barrel of oil and $1.90 per mcf of gas, respectively.


NOTE 7    -  UNIT OPTION PLAN

During the second quarter of 1998, HEP adopted a Class C Unit Option Plan covering 120,000 Class C Units. Options to purchase all of the Units were granted effective May 5, 1998 at an exercise price of $10.00 per Unit, which was equal to the fair market value of the Units on the date of grant. One-half of the options vested on the date of grant, and the remainder vest on the first anniversary of the date of grant.

On May 5, 1998, HEP granted options to purchase 25,500 Class A Units at an exercise price of $6.625 per Unit, which was equal to the fair market value of the Units on the date of grant. These options were not granted pursuant to a previously existing plan but are subject to terms and conditions identical to those in HEP's 1995 Unit Option Plan. One-third of the options vested on the date of grant, and the remainder vest one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant.


NOTE 8    -  ARBITRATION

In connection with the Demand for Arbitration filed by Arcadia Exploration and Production Company ("Arcadia") with the American Arbitration Association against Hallwood Energy Partners, L.P., Hallwood Consolidated Resources Corporation, E.M. Nominee Partnership Company and Hallwood Consolidated Partners, L.P.
(collectively referred to as "Hallwood"), the arbitrators ruled that the original agreement entered into in August 1997 to purchase oil and gas properties should proceed, with a reduction to the total purchase price of approximately $2,500,000 for title defects. The arbitrators also ruled that Arcadia was not entitled to enforce its claim that Hallwood was required to purchase an additional $8,000,000 worth of properties and denied Arcadia's claim for attorneys fees.
Arcadia's claim for interest on the adjusted purchase price is still pending.

At the end of October 1998, HEP and its affiliate, HCRC, closed the acquisition of oil and gas properties from Arcadia, including interests in approximately 570 wells, numerous proven and unproven drilling locations, exploration acreage, and 3-D seismic data. HEP's share of the purchase price was $8,100,000. The excess of the purchase price of the properties over the estimated net revenues attributable to proved reserves, based on prices of $12.80 per barrel of oil and $1.90 per mcf of gas, was included in the determination of the impairment of HEP's oil and gas properties in the third quarter of 1998.


NOTE 9    -  LEGAL SETTLEMENT

Concise Oil and Gas Partnership ("Concise"), a wholly owned subsidiary of the Partnership, was a defendant in a lawsuit styled Dr. Allen J. Ellender, Jr. et al. vs. Goldking Production Company, et al., filed in the Thirty-Second Judicial District Court, Terrebonne Parish, Louisiana on May 30, 1996. The portion of the lawsuit against Concise was settled in consideration of the payment by Concise of $600,000. This amount was recorded as litigation settlement expense in the second quarter of 1998. Concise has been dismissed with prejudice from the lawsuit.

In addition to the litigation noted above, the Partnership and its subsidiaries are from time to time subject to routine litigation and claims incidental to their business, which the Partnership believes will be resolved without material effect on the Partnership's financial condition, cash flows or operations.


ITEM 2    -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

During the first nine months of 1998, HEP had a net loss of $7,085,000, compared to a net income of $9,924,000 for the first nine months of 1997. The 1998 period includes noncash charges in the second and third quarters totaling $9,200,000 for property impairments which were taken to lower the capitalized cost of HEP's properties. Also included in the net loss is a noncash charge of $3,090,000 which represents HEP's equity in the loss of HCRC. This amount is largely comprised of HEP's share of HCRC's property impairments.

HEP's 1998 property impairments were recorded pursuant to ceiling test limitations required by the Securities and Exchange Commission for companies using the full cost method of accounting. The total impairment was primarily attributable to the decline in commodity prices, the difference between the purchase price negotiated in August 1997 for the Arcadia properties and the value at current prices of those properties, and the write-off of certain unproved acreage.

The weighted average prices received by HEP for oil and gas have declined in each of the last three quarters. HEP's hedges have mitigated the price reductions, however; HEP's weighted average oil and gas prices, when the effects of hedging are considered, were 29% and 8% lower, respectively, for the first nine months of 1998 compared to the first nine months of 1997.

Although HEP's production for the first nine months of 1998 was 16% greater than the prior year, and operating, general and administrative and interest expenses were lower on a unit of production basis, net income was lower because of continued low commodity prices and litigation costs associated with the resolution of litigation.

Liquidity and Capital Resources

Cash Flow

HEP generated $20,143,000 of cash flow from operating activities during the first nine months of 1998.

The other primary cash inflows were:

         o   Proceeds from long-term debt of $24,500,000;

         o Proceeds from the issuance of Class C Units, net of syndication costs, of $16,517,000;

         o   Distributions received from affiliate of $639,000;

         o   Exercise of Unit Options of $199,000; and

         o   Capital contribution from the general partner of $171,000.

Cash was used primarily for:

         o  Additions to property and development costs incurred of $29,333,000;

         o  Payments of long-term debt of $18,286,000;

         o  Distributions to Unitholders of $7,072,000 and

         o  Payment of contract settlement of $2,767,000.

When combined with miscellaneous other cash activity during the period, the result was an increase of $3,679,000 in HEP's cash from $6,622,000 at December 31, 1997 to $10,301,000 at September 30, 1998.

Exploration and Development Projects and Acquisitions

Through September 30, 1998, HEP incurred $29,333,000 in direct property additions, development, exploitation, and exploration costs. The costs were comprised of $19,772,000 for property acquisitions and approximately $9,561,000 for domestic exploration and development. The expenditures resulted in the drilling, recompletion, or workover of 38 development wells and 28 exploration wells. Thirty-four development wells (89%) and 14 exploration wells (50%) were successfully completed as producers, for an overall success rate of 73%. HEP's 1998 capital budget was initially set at $25,000,000 but was increased to $40,250,000. The increase allowed for the purchase of the volumetric production payment and for the purchase of oil and gas reserves through an acquisition which closed in October 1998, both of which are discussed below. The remaining budget for 1998 includes future projects in more than 10 areas.
Significant acquisition, exploration, and development projects for 1998 are discussed below.

Rocky Mountain Region

HEP expended approximately $20,645,000 of its capital budget in the Rocky Mountain Region located in Colorado, Montana, North Dakota, Northwest New Mexico and Wyoming. Of this amount, approximately $17,291,000 was for the purchase of the volumetric production payment discussed below. In 1998, HEP spent approximately $2,343,000 expanding the New Mexico gathering system, successfully recompleting five operated development wells, drilling four successful development wells, and drilling two unsuccessful operated exploration wells. A discussion of the major projects in the Region follows.

San Juan Basin  Project - Colorado.
In July 1996,  HEP and its  affiliate  HCRC
acquired interests in 34 wells in LaPlata County, Colorado. An unaffiliated large East Coast financial institution formed an entity to utilize tax credits generated from the wells. The project was financed by an affiliate of Enron Corp. through a volumetric production payment. During May 1998, a limited liability company, owned equally by HEP and HCRC, purchased from the affiliate of Enron Corp. the volumetric production payment. HEP funded its $17,291,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement. At the time of the purchase, HEP entered into a financial contract to hedge the volumes subject to the production payment at an average price of $2.11 per mmbtu. Under the terms of the original 1996 transaction, HEP was already responsible for all costs associated with the wells. HPI has managed and operated the wells since July 1996, and has increased the wells' production from 14 to 26 mmcf per day through successful workover and gas gathering facilities improvement programs. The acquisition increased HEP's current average daily production by 6,750 mcf per day.

San Juan Basin Project - New Mexico.
Costs  associated with a gathering  system
for HEP's New Mexico coalbed methane properties totaled approximately $938,000 during 1998. HEP expects the gathering system to significantly increase gas gathering, processing and compression capacity for the associated properties. The project should be completed in the fourth quarter of 1998. On the completed portion of the project, production has increased 3.0 gross mmcf per day. HEP owns an approximate 35% working interest in the wells.

Cajon Lake Field.
HEP is currently completing the sidetracking and redrilling of a 6,000 foot Ismay formation exploration well in San Juan County, Utah. HEP owns an approximate 15% working interest in the operated well and has incurred approximately $90,000 in 1998. Initial tests of the Ismay formation are promising, and HEP estimates that the sale of production will begin in November 1998.

Colorado Western Slope Project.
HEP successfully completed two 5,500 foot Dakota Formation wells in the Piceance Basin in Colorado and Utah. HEP owns an average 29% working interest in the wells. Both wells began sales of production in the third quarter of 1998, and they had a combined initial production rate of 1,500 mcf per day. In 1998, HEP also successfully recompleted one well in the Basin. Total costs for the three wells through September 30, 1998 are approximately $365,000.

West Sioux Pass Prospect.
In the West Sioux area of Richland County, Montana, HEP drilled one unsuccessful 12,405 foot operated Red River Formation exploration well in the first quarter of 1998. HEP's costs in 1998 are approximately $255,000. HEP continues to evaluate the project using the additional data obtained from the exploratory well.

East Kevin Field Project.
In Toole County, Montana, HEP drilled two successful horizontal wells to the Nisku Formation. The wells have combined initial production rates of 1,300 mcfe per day. HEP has a 50% working interest in the projects and has spent approximately $400,000 in 1998. HEP's third quarter 1998 drilling costs for a third well, which is currently being completed, are approximately $250,000.

Greater Permian Region
During the first nine months of 1998, HEP expended approximately $3,440,000 of its capital budget in the Greater Permian Region located in Texas and Southeast New Mexico. HEP spent approximately $2,315,000 for drilling, recompletion, or workover of 22 development wells and for drilling 17 exploration wells. Thirty-one (79%) of the wells drilled or recompleted were successful. The major projects within the Region are discussed below.

Arcadia  Acquisition.
In October 1998, HEP purchased for $8,100,000 oil and gas properties, including interests in approximately 570 wells, numerous proven and unproven drilling locations, exploration acreage, and 3-D seismic data. Approximately 85% in value of the proved properties are operated by HPI. HEP expects that the acquisition will add proven reserves of approximately 425,000 barrels of oil and 6.1 billion cubic feet of natural gas. HEP's estimated proven reserve addition of 8.7 bcfe represents 47% of HEP's estimated 1998 production. HEP estimates that 1999 production will be approximately .9 bcfe.

Catclaw   Draw/Carlsbad  Area  Projects.
HEP spent approximately $726,000 successfully recompleting seven operated wells and drilling one successful development well in the Carlsbad/Catclaw Draw areas in Lea, Eddy and Chaves Counties, New Mexico. Merkle Project. In 1997, HEP acquired 74 square miles of proprietary 3-D seismic data in Jones, Taylor and Nolan Counties, Texas, in a project area originated in 1995. Target zones in this area include the Canyon Reef, Strawn, Flippan, Tannehill, and Ellenberger Formations ranging in depth from 2,500 feet to 6,000 feet. In 1998, HEP drilled 11 exploration wells, nine of which were successful. Costs incurred by HEP in 1998 for the 11 wells drilled were approximately $870,000. HEP owns an average 28.5% working interest in the wells. Two wells are currently underway. Future drilling has been deferred because of current low crude oil prices.

Griffin Project.
In 1998, HEP purchased land for $100,000 and incurred costs of approximately $420,000 to drill three exploration wells and one development well in Gaines County, Texas. None of the four nonoperated 7,500 foot Leonardian Sand wells were successful. HEP is evaluating the possibility of future exploration prospects within this project. Limited delineation drilling on previous discoveries exists in the area. HEP owns an average 22% working interest in the prospect area.

Gulf Coast Region

During the first nine months of 1998, HEP expended approximately $4,330,000 of its capital budget in the Gulf Coast Region in Louisiana and South and East Texas. The following are major projects within the Region.

Mirasoles Project.
In 1998, HEP incurred approximately $430,000 for land costs related to the Mirasoles project in Kenedy County, Texas. HEP also incurred approximately $600,000 in 1998 for drilling a 17,000 foot Frio Formation exploration well, which is currently underway. HEP has a 17.5% working interest in this large structural prospect defined by 63 square miles of proprietary 3-D seismic data.

Esperanza  Project.
HEP owns a 7.5% working interest in a non-operated 15,400 foot directional exploration well testing the Wilcox formation in LaVaca County, Texas. The drilling efforts were successful, and HEP expects sales of production to begin in November 1998. Costs incurred in 1998 by HEP are approximately $350,000.

Bell Project.
HEP has a 30% working interest in an operated project to evaluate the Buda, Carrizo, Woodbine, and Dexter sands in Houston County, Texas. HEP's drilling costs in 1998 for a 9,200 foot horizontal well were approximately $540,000. The well encountered Buda pay and flow test rates between 3,552 and 8,239 mcf per day. Sale of production is expected to begin in December 1998, following installation of gas processing equipment. In 1998, HEP also incurred $235,000 for land and leaseholds costs relating to the project.

Mercy Field Project.
HEP participated in a successful 10,450 foot nonoperated development well in the Wilcox formation located in San Jacinto County, Texas. Costs incurred in 1998 are approximately $192,000. No additional Mercy fieldwork is anticipated in the remainder of 1998.

Whitewater  Field.
HEP's share of 1998 costs associated with plugging two nonoperated near shore platform wells were approximately $600,000. This field is now abandoned, and no additional work is anticipated.

Mid-Continent Region

HEP expended approximately $350,000 of its capital budget in the Mid-Continent Region located in Oklahoma and Kansas. Major projects within the Region are discussed below.

Stealth Project.
HEP is participating in an Arkoma Basin exploration prospect in Carter County, Oklahoma. This nonoperated project is a 19,000 feet deep multi-formation structural test of the Hunton, Viola, Sycamore, and Springer Formations and is currently in the completion phase. The operator was unable to test the targeted Hunton and Viola Formation objectives because of mechanical problems and found that the Sycamore Formation produced at subcommercial gas rates. The operator is evaluating a Springer Formation completion. HEP's 1998 year to date drilling and completion costs were approximately $165,000 for HEP's 5% working interest.

El Reno  Project.
HEP incurred costs of approximately $157,000 in 1998 to complete one successful exploration well in Canadian County, Oklahoma. The well was completed in the Red Fork Formation and is currently producing 750 mcfe per day. HEP has a 35% working interest.

Other

The remaining $568,000 of HEP's 1998 capital expenditures were devoted principally to drilling four unsuccessful exploration wells in Yolo County, California and for other miscellaneous projects. HEP also participated in two nonoperated 3-D seismic projects in nearby Solano and Colusa Counties, California.

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

Distributions

HEP declared distributions of $.13 per Class A Unit and $.25 per Class C Unit, payable on November 13, 1998 to Unitholders of record on September 30, 1998.

Distributions on the Class B Units are suspended if the Class A Units receive a distribution of less than $.20 per Class A Unit per calendar quarter. In any quarter for which distributions of $.20 or more per unit are made on the Class A Units, the Class B Units are entitled to be paid, in whole or in part, suspended distributions.

The Class C Units have a distribution preference of $1.00 per year, payable quarterly, which began in the first quarter of 1996. HEP may not declare or make any cash distributions on the Class A or Class B Units unless all accrued and unpaid distributions on the Class C Units have been paid.

The Board of Directors of HEP's General Partner is considering the distribution level for future quarters, taking into account oil and gas prices and the capital needs for HEP.

Financing

During the first quarter of 1997, HEP and its lenders amended and restated HEP's Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 1999. Under the Credit Agreement, HEP has a borrowing base of $62,000,000. HEP had amounts outstanding at September 30, 1998 of $41,200,000. Subsequent to September 30, 1998, HEP borrowed an additional $8,500,000 for the Arcadia acquisition described above and for capital projects, increasing its amounts outstanding to $49,700,000. HEP's unused borrowing base totaled $12,300,000 at November 13, 1998.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 1.875%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 1.75%. The applicable interest rate was 7.0% at September 30, 1998. Interest is payable monthly, and quarterly principal payments of $3,106,500, as adjusted for the $8,500,000 of borrowings made subsequent to September 30, 1998, commence May 31, 1999.

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

Year 2000 Update

General. The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. The Year 2000 problem has arisen because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize and process date sensitive information beyond 1999. In general, there are two areas where Year 2000 problems may exist for the Partnership: information technology such as computers, programs and related systems ("IT") and non-information technology systems such as embedded technology on a silicon chip ("Non IT").

The Plan. The Partnership's Year 2000 Plan (the "Plan") has four phases: (i) assessment, (ii) inventory, (iii) remediation, testing and implementation and
(iv) contingency plans. Approximately twelve months ago, the Partnership began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment phase has been substantially completed and has identified the Partnership IT systems that must be updated or replaced in order to be Year 2000 compliant. In particular, the software used by the Partnership for reservoir engineering must be updated or replaced. The inventory phase of the Plan is currently underway and is expected to be completed by December 31, 1998. Remediation, testing and implementation are scheduled to be completed by June 30, 1999, and the contingency plans phase of the Plan is scheduled to be completed by September 30, 1999.

To date, the Partnership has determined that its IT systems are either compliant or can be made compliant without material cost. However, the effects of the Year 2000 problem on IT systems are exacerbated because of the interdependence of computer systems in the United States. The Partnership's assessment of the readiness of third parties whose IT systems might have an impact on the Partnership's business has thus far not indicated any material problems; the process of inquiring of third parties and reviewing their responses is underway but is not complete.

With regard to the Partnership's Non IT systems, the Partnership believes that most of these systems can be brought into compliance on schedule. The Partnership's assessment of third party readiness is not yet completed. Because Non IT systems are embedded chips, it is difficult to determine with complete accuracy where all such systems are located. As part of its Plan, the Partnership is making formal and informal inquiries of its vendors, customers and transporters in an effort to determine the third party systems that might have embedded technology requiring remediation.

Estimated Costs. Although it is difficult to estimate the total costs of implementing the Plan through January 1, 2000 and beyond, the Partnership's preliminary estimate is that such costs will not be material. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual cost of implementing the Plan will not differ materially from the estimated costs.

Potential Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. This risk exists both as to the Partnership's IT and Non IT systems, as well as to the systems of third parties. Such failures could materially and adversely affect the Partnership's results of operations, cash flow and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, vendors and transporters, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's results of operations, cash flow or financial condition. Although the Partnership is not currently able to determine the consequences of Year 2000 failures, its current assessment is that its area of greatest potential risk is in connection with the transporting and marketing of the oil and gas produced by the Partnership. The Partnership is contacting the various purchasers and pipelines with which it regularly does business to determine their state of readiness for the Year 2000. The Partnership's Year 2000 Plan is expected to significantly reduce the Partnership's level of uncertainty about the compliance and readiness of these material third parties. The evaluation of third party readiness will be followed by the Partnership's development of contingency plans.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the partners with certain information regarding the Partnership's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Partnership are, to the knowledge and in the judgment of the officers and directors of the general partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Partnership's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Partnership's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Partnership's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Partnership's periodic reports and filings with the Securities and Exchange Commission. In addition, the dates for completion of the phases of the Year 2000 Plan are based on the Partnership's best estimates, which were derived using numerous assumptions of future events. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of computer systems, the Partnership cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business. Accordingly, Unitholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

Inflation and Changing Prices

Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEP, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly throughout 1997 and through the third quarter of 1998. The following table presents the weighted average prices received each quarter by HEP and the effects of the hedging transactions discussed below.



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

First quarter - 1997                 $22.10                $21.08                  $2.89                  $2.52
Second quarter - 1997                 17.71                 17.71                   2.02                   1.98
Third quarter - 1997                  18.40                 18.47                   2.25                   2.13
Fourth quarter - 1997                 18.72                 18.69                   2.92                   2.56
First quarter - 1998                  14.80                 15.30                   2.11                   2.07
Second quarter - 1998                 13.03                 13.82                   2.08                   2.06
Third quarter - 1998                  12.19                 13.06                   1.85                   1.95

HEP has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of hedge contracts are recognized as oil or gas revenue at the time the hedged volumes are sold. During 1998, HEP has not entered into additional oil price hedges for future years because hedge contracts at prices HEP considers advantageous are not available.

The following table provides a summary of HEP's outstanding financial contracts:

                                                Oil

                                   Percent of Production            Contract
             Period                           Hedged               Floor Price

                                                                    (per bbl)

Last three months of 1998                    22%                      $16.62
1999                                          2%                       15.38

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

                                                  Gas

                                   Percent of Production            Contract
             Period                            Hedged              Floor Price

                                                                    (per mcf)

Last three months of 1998                    58%                       $2.07
1999                                         47%                        2.05
2000                                         45%                        2.10
2001                                         40%                        2.08
2002                                         33%                        2.14

Between 7% and 10% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.59 to $2.93.

During the fourth quarter through October 30, 1998 the weighted average oil price (for barrels not hedged) was approximately $12.80 per barrel. The weighted average price of natural gas (for mcf not hedged) during that period was approximately $1.90 per mcf.

Inflation

Inflation is not anticipated to have a material impact on the Partnership in 1998.

Results of Operations

The following tables are presented to contrast HEP's revenue, expense and earnings for discussion purposes. Significant fluctuations are discussed in the accompanying narrative. The "direct owned" column represents HEP's direct royalty and working interests in oil and gas properties. The "Mays" column represents the results of operations of six May Limited Partnerships which are consolidated with HEP. In 1998, HEP owned interests which ranged from 54.8% to 69.1% and in 1997, HEP owned interests which ranged from 54.7% to 68.7% of the Mays.



                                            TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                                                      (In thousands except price)


                                              For the Quarter Ended September 30, 1998     For the Quarter Ended September 30, 1997
                                             ----------------------------------------      ----------------------------------------
                                                Direct                                        Direct
                                                 Owned          Mays          Total            Owned         Mays         Total

Gas production (mcf)                               3,524           278         3,802          2,734           380         3,114
Oil production (bbl)                                 188            13           201            171            22           193

Average gas price (per mcf)                     $   1.94      $   2.16      $   1.95       $   2.08      $   2.54      $   2.13
Average oil price (per bbl)                      $ 13.13       $ 12.08       $ 13.06        $ 18.42       $ 18.86       $ 18.47

Gas revenue                                      $ 6,820       $   601      $  7,421       $  5,675       $   964      $  6,639
Oil revenue                                        2,469           157         2,626          3,149           415         3,564
Pipeline, facilities and other revenue             1,067                       1,067            523                         523
Interest income                                      226            15           241             53            16            69
                                                --------      --------       -------       --------      --------      --------

   Total revenue                                  10,582           773        11,355          9,400         1,395        10,795
                                                  ------       -------        ------        -------        ------        ------

 Production operating expense                      2,982           101         3,083          2,933           139         3,072
 General and administrative expense                1,019            85         1,104            902            94           996
 Depreciation, depletion, and amortization         4,279           338         4,617          2,876           289         3,165
 Impairment of oil and gas properties              6,600                       6,600
 Interest expense                                    734                         734            716                         716
 Equity in (income) loss of HCRC                     767                         767           (138)                       (138)
 Minority interest in net income of affiliates                     203           203                          449           449
 Litigation                                          375                         375              9            24            33
                                               ---------   -----------     ---------     ----------      --------    ----------

   Total expense                                  16,756           727        17,483          7,298           995         8,293
                                                  ------       -------        ------        -------        ------       -------

     Net income (loss)                          $ (6,174)   $       46      $ (6,128)      $  2,102       $   400      $  2,502
                                                 =======     =========       =======        =======        ======       =======


                                            TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                                                      (In thousands except price)


                                         For the Nine Months Ended September 30, 1998   For the Nine Months Ended September 30, 1997
                                         --------------------------------------------   --------------------------------------------
                                               Direct                                        Direct
                                                Owned         Mays         Total              Owned         Mays         Total

Gas production (mcf)                              9,568          895       10,463            7,563        1,025          8,588
Oil production (bbl)                                553           41          594              521           60            581

Average gas price (per mcf)                    $   1.99     $   2.39     $   2.02         $   2.15     $   2.75       $   2.22
Average oil price (per bbl)                     $ 14.11      $ 13.54      $ 14.07          $ 19.06      $ 20.47        $ 19.20

Gas revenue                                     $19,016       $2,143      $21,159          $16,255      $ 2,818        $19,073
Oil revenue                                       7,801          555        8,356            9,929        1,228         11,157
Pipeline, facilities and other revenue            2,743                     2,743            2,072                       2,072
Interest income                                     517           50          567              272           56            328
                                               --------     --------     --------         --------    ---------       --------

   Total revenue                                 30,077        2,748       32,825           28,528        4,102         32,630
                                                 ------       ------       ------           ------       ------         ------

 Production operating expense                     9,049          340        9,389            8,345          422          8,767
 General and administrative expense               3,078          275        3,353            2,958          292          3,250
 Depreciation, depletion, and amortization       10,321          913       11,234            7,754          903          8,657
 Impairment of oil and gas properties             9,200                     9,200
 Interest expense                                 1,927                     1,927            2,315                       2,315
 Equity in (income) loss of HCRC                  3,090                     3,090           (1,384)                     (1,384)
 Minority interest in net income of affiliates                   787          787                         1,341          1,341
 Litigation                                         930                       930             (234)          (6)          (240)
                                                -------   ----------     --------         --------    ---------       --------

   Total expense                                 37,595        2,315       39,910           19,754        2,952         22,706
                                                 ------       ------       ------           ------      -------         ------

     Net income (loss)                         $ (7,518)    $    433     $ (7,085)        $  8,774     $  1,150       $  9,924
                                                =======      =======      =======          =======      =======        =======

Third Quarter of 1998 Compared to Third Quarter of 1997

Gas Revenue

Gas revenue increased $782,000 during the third quarter of 1998 compared with the third quarter of 1997. The increase is the result of an increase in production from 3,114,000 mcf in 1997 to 3,802,000 mcf in 1998 partially offset by a decrease in the average gas price from $2.13 per mcf in 1997 to $1.95 per mcf in 1998. The increase in production is primarily due to the acquisition of a volumetric production payment during May 1998.

The effect of HEP's hedging transactions as described under "Inflation and Changing Prices," during the third quarter of 1998, was to increase HEP's average gas price from $1.85 per mcf to $1.95 per mcf, representing a $380,000 increase in revenue from hedging transactions.

Oil Revenue

Oil revenue decreased $938,000 during the third quarter of 1998 compared with the third quarter of 1997. The decrease is the result of a decrease in the average oil price from $18.47 per barrel in 1997 to $13.06 in 1998, partially offset by an increase in production from 193,000 barrels in 1997 to 201,000 barrels in 1998. Oil production increased primarily because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in during the third quarter of 1997 while workover procedures were performed.

The effect of HEP's hedging transactions during the third quarter of 1998, was to increase HEP's average oil price from $12.19 per barrel to $13.06 per barrel, resulting in a $175,000 increase in revenue from hedging transactions.

Pipeline, Facilities and Other

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and incentive payments related to certain wells in San Juan County, New Mexico and LaPlata County, Colorado. Pipeline, facilities and other revenue increased $544,000 during the third quarter of 1998 compared with the third quarter of 1997 primarily due to increased incentive payment income from the acquisition of the volumetric production payment during May 1998.

Interest Income

Interest income increased $172,000 during the third quarter of 1998 compared with the third quarter of 1997 due to a higher average cash balance during 1998.

General and Administrative

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by the operating company on behalf of HEP. These expenses increased $108,000 during the third quarter of 1998 primarily due to increased salaries expense.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $1,452,000 during the third quarter of 1998 compared with the third quarter of 1997. The increase is primarily the result of higher capitalized costs and a higher depletion rate in 1998 due to the increase in production previously discussed.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties during the third quarter of 1998 represents the impairment recorded because capitalized costs at September 30, 1998 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves, based on prices of $12.80 per bbl of oil and $1.90 per mcf of gas.

Equity in Earnings (Loss) of HCRC

Equity in earnings (loss) of HCRC decreased $905,000 during the third quarter of 1998 compared with the third quarter of 1997. The decrease is primarily due to decreased oil revenue caused by lower oil prices and increased interest expense due to HCRC's higher average outstanding debt balance during 1998.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease of $246,000 is due to a decrease in the net income of the May Partnerships resulting primarily from lower oil prices received for sales from their properties.

Litigation

Litigation expense during the third quarter of 1998 is comprised of the costs related to the Arcadia arbitration described in Note 8 of the accompanying financial statements. Litigation expense during the third quarter of 1997 is related to several property related claims, none of which is individually significant.

First Nine Months of 1998 Compared to the First Nine Months of 1997

The comparisons for the first nine months of 1998 and the first nine months of 1997 are consistent with those discussed in the third quarter of 1998 compared to the third quarter 1997 except for the following:

Gas Revenue

Gas revenue increased $2,086,000 during the first nine months of 1998 compared with the first nine months of 1997. The increase is the result of an increase in production from 8,588,000 mcf in 1997 to 10,463,000 mcf in 1998 partially offset by a decrease in price from $2.22 per mcf in 1997 to $2.02 per mcf in 1998. The increase in production is primarily due to the acquisition of a volumetric production payment during May 1998.

The effect of HEP's hedging transactions during the first nine months of 1998 was to increase HEP's average gas price from $2.00 per mcf to $2.02 per mcf representing a $209,000 increase in revenue from hedging transactions.

Oil Revenue

Oil revenue decreased $2,801,000 during the first nine months of 1998 compared with the first nine months of 1997. The decrease is due to a decrease in the average oil price from $19.20 per barrel in 1997 to $14.07 per barrel in 1998 partially offset by an increase in production from 581,000 barrels in 1997 to 594,000 barrels in 1998. Oil production increased primarily because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in during the third quarter of 1997 while workover procedures were performed.

The effect of HEP's hedging transactions during the first nine months of 1998 was to increase HEP's average oil price from $13.35 per barrel to $14.07 per barrel, representing an increase in revenue from hedging transactions of $428,000.

Production Operating Expense

Production operating expense increased $622,000 during the first nine months of 1998 compared with the first nine months of 1997. The increase is primarily due to increased production taxes and operating expenses due to the increase in production previously discussed.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties during the first nine months of 1998 includes an impairment at June 30, 1998 based on prices of $13.00 per bbl of oil and $2.00 per mcf of gas, as well as the third quarter property impairment previously discussed. Interest Expense

Interest expense decreased $388,000 during the first nine months of 1998 compared to the first nine months of 1997, primarily as a result of lower average outstanding debt during 1998.

Equity in Earnings (Loss) of HCRC

Equity in earnings (loss) of HCRC decreased $4,474,000 during the first nine months of 1998 compared to the first nine months of 1997. The decrease is primarily due to a property impairment recorded by HCRC during the first nine months of 1998.

Litigation

Litigation expense during the first nine months of 1998 includes the settlement of the Ellender lawsuit described in Note 9 of the accompanying financial statements in addition to the costs of the Arcadia arbitration described above. Litigation income during the first nine months of 1997 is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

PART II  -OTHER INFORMATION


ITEM 1     -  LEGAL PROCEEDINGS

              Reference is made to Item 8 - Notes 12 and 13 of Form 10-K for the year ended December 31, 1997 and Notes 8 and 9 of this Form 10-Q.


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

                                           HALLWOOD ENERGY PARTNERS, L. P.
                                           By:  HEPGP LTD.
                                                General Partner

                                           By:  HALLWOOD G. P., INC.
                                                General Partner



Date:   November 13, 1998                  By:  /s/Thomas J. Jung
                                                Thomas J. Jung, Vice President
                                                (Chief Financial Officer)