Form 10-K
period 1998-12-31
HALLWOOD ENERGY PARTNERS LP
filed 1999-03-24
CIK 768172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

MARK ONE
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Class A and Class C Units held by nonaffiliates of the registrant as of March 24, 1999 was approximately $30,238,000.
Number of Units outstanding as of March 24, 1999

Class A                                                      10,011,852
Class B                                                         143,773
Class C                                                       2,464,063

                                     PART I


ITEM 1 - BUSINESS

Hallwood Energy Partners, L.P. ("HEP" or the "Partnership") is a publicly traded Delaware limited partnership engaged in the development, acquisition and production of oil and gas properties in the continental United States. HEP's objective is to provide its partners with an attractive return through a combination of cash distributions and capital appreciation. To achieve its objective, HEP utilizes operating cash flow, first, to reinvest in operations to maintain its reserve base and production; second, to make stable cash distributions to Unitholders; and third, to grow HEP's reserve base over time. HEP's future growth will be driven by a combination of development of existing projects, exploration for new reserves and select acquisitions. HEPGP Ltd. ("HEPGP") became the general partner of HEP on November 26, 1996 after the former general partner, Hallwood Energy Corporation ("HEC") merged into The Hallwood Group Incorporated ("Hallwood Group""). HEPGP Ltd. is a limited partnership of which Hallwood Group is the limited partner and Hallwood G.P., Inc. ("Hallwood G.P."), a wholly owned subsidiary of Hallwood Group, is the general partner. HEP commenced operations in August 1985 after completing an exchange offer in which HEP acquired oil and gas properties and operations from HEC, 24 oil and gas limited partnerships, of which HEC was the general partner, and certain working interest owners that had participated in wells with HEC and the limited partnerships.

The activities of HEP are conducted by HEP Operating Partners, L.P. ("HEPO") and EDP Operating Ltd. ("EDPO"). HEP is the sole limited partner and HEPGP Ltd. is the sole general partner of HEPO and of EDPO. Solely for purposes of simplicity herein, unless otherwise indicated, all references to HEP in connection with the ownership, exploration, development or production of oil and gas properties include HEPO and EDPO.

HEP does not engage in any other line of business nor does it have any employees. Hallwood Petroleum, Inc. ("HPI"), an affiliated entity, operates the properties and administers the day to day activities of HEP and its affiliates. On March 24, 1999, HPI has 108 employees.

Marketing

The oil and gas produced from the properties owned by HEP has typically been marketed through normal channels for such products. The Partnership generally sells its oil at local field prices generally paid by the principal purchasers of crude oil in the areas where the majority of producing properties are located. In response to the volatility in the oil markets, HEP has entered into financial contracts for hedging the price of 2% of its estimated oil production for 1999.

All of HEP's natural gas production is sold on the spot market or in short-term contracts and is transported in intrastate and interstate pipelines. HEP has entered into financial contracts for hedging the price of between 30% and 45% of its estimated gas production for 1999 through 2002.

The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as an increase or decrease in oil or gas revenue at the time the hedged volumes are sold.

Both oil and natural gas are purchased by refineries, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. HEP is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not materially affect HEP's business because there are numerous other purchasers in the areas in which HEP sells its production. However, for the years ended December 31, 1998, 1997 and 1996, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Partnership:

                                         1998              1997             1996
                                         ----              ----             ----

Conoco Inc.                                23%             20%               28%
El Paso Field Services Company             11%             11%
Marathon Petroleum Company                                 16%               11%

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

Environmental Considerations

The exploration for, and development of, oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the current interest in environmental matters, the general partner cannot predict what effect possible future public or private action may have on the business of HEP. The general partner is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 1998, HEP has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings, cash flows or the competitive position of HEP in the oil and gas industry.

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

Issues Related to the Year 2000

General. The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. The Year 2000 problem has arisen because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize and process date-sensitive information beyond 1999. In general, there are two areas where Year 2000 problems may exist for the Partnership: information technology such as computers, programs and related systems ("IT") and non-information technology systems such as embedded technology on a silicon chip ("Non IT").

The Plan. The Partnership's Year 2000 Plan (the "Plan") has four phases: (i) assessment, (ii) inventory, (iii) remediation, testing and implementation and
(iv) contingency plans. Approximately twelve months ago, the Partnership began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment and inventory phases have been substantially completed and have identified the Partnership's IT systems that must be updated or replaced in order to be Year 2000 compliant. In particular, the software used by the Partnership for reservoir engineering must be updated or replaced. Remediation, testing and implementation are scheduled to be completed by June 30, 1999, and the contingency plans phase of the Plan is scheduled to be completed by September 30, 1999.

However, the effects of the Year 2000 problem on IT systems are exacerbated because of the interdependence of computer systems in the United States. The Partnership's assessment of the readiness of third parties whose IT systems might have an impact on the Partnership's business has thus far not indicated any material problems; responses have been received to approximately 50% of the 172 inquiries made.

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

Estimated Costs. Although it is difficult to estimate the total costs of implementing the Plan through January 1, 2000 and beyond, the Partnership's preliminary estimate is that such costs will not be material. To date, the Partnership has determined that its IT systems are either compliant or can be made compliant for less than $150,000. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual cost of implementing the Plan will not differ materially from the estimated costs.

Potential Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. This risk exists both as to the Partnership's IT and Non IT systems, as well as to the systems of third parties. Such failures could materially and adversely affect the Partnership's results of operations, cash flow and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, vendors and transporters, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's results of operations, cash flow or financial condition. Although the Partnership is not currently able to determine the consequences of Year 2000 failures, its current assessment is that its area of greatest potential risk in its third party relationships is in connection with the transporting and marketing of the oil and gas produced by the Partnership. The Partnership is contacting the various purchasers and pipelines with which it regularly does business to determine their state of readiness for the Year 2000. Although in general the purchasers and pipelines will not guaranty their state of readiness, the responses received to date have indicated no material problems. The Partnership believes that in a worst case scenario, the failure of its purchasers and transporters to conduct business in a normal fashion could have a material adverse effect on cash flow for a period of six to nine months. The Partnership's Year 2000 Plan is expected to significantly reduce the Partnership's level of uncertainty about the compliance and readiness of these material third parties. The evaluation of third party readiness will be followed by the Partnership's development of contingency plans.

Cautionary Statement Regarding Forward-Looking Statements. The dates for completion of the phases of the Year 2000 Plan are based on the Partnership's best estimates, which were derived using numerous assumptions of future events. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of computer systems, the Partnership cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business. Accordingly, partners are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.


ITEM 2 - PROPERTIES

Exploration and Development Projects and Acquisitions

In 1998, HEP incurred $40,936,000 in direct property additions, development, exploitation and exploration costs. The costs were comprised of $28,756,000 for property acquisitions and approximately $12,180,000 for domestic exploration and development. The expenditures resulted in the drilling, recompletion, or workover of 44 development wells and 36 exploration wells. HEP completed 39 development wells (89%) and 18 exploration wells (50%) for an overall completion rate of 71%. HEP's 1998 capital program led to the replacement, including revisions to prior year reserves, of 72% of 1998 production using year-end prices of $10.00 per bbl and $1.90 per mcf. Using five-year average prices of $16.75 per bbl and $1.86 per mcf, HEP's reserve replacement for 1998 would have been 136% of 1998 production. Management utilizes average price reserves internally because it believes these prices more accurately reflect the value to be achieved over time. Excluded from these calculations are sales of reserves in place in 1998, which were approximately 2% of 1998 production. In 1998, HEP expended approximately $1,495,000 for land and seismic costs, which HEP anticipates will yield prospects for 1999 and subsequent years.

Property Sales

During 1998, HEP received approximately $454,000 for the sale of 67 nonstrategic properties located in eight states.

Regional Area Descriptions and 1998 Capital Budget

The following discussion of HEP's properties and capital projects contains forward-looking statements that are based on current expectations, estimates and projections about the oil and gas industry, management's beliefs and assumptions made by management. Words such as "projects," "believes," "expects," "anticipates," "estimates," "plans," "could," variations of such words and similar expressions are intended to identify such forward-looking statements. Please refer to the section entitled "Cautionary Statement Regarding Forward-Looking Statements" for a discussion of factors which could affect the outcome of the forward-looking statements.

Greater Permian Region

HEP has significant interests in the Greater Permian Region, which includes West Texas and Southeast New Mexico. In this region, HEP has interests in 537 productive oil and gas wells (423 of which are operated), 38 operated shut-in oil and gas wells and 17 (15 operated) salt water disposal wells or injection wells. In 1998, HEP expended approximately $12,070,000 (29%) of its capital budget on projects in this area. HEP spent approximately $2,598,000 for drilling, recompletion, or workover of 24 development wells and for drilling 18 exploration wells. Seventy-nine percent of the wells drilled or recompleted are producing. The following is a description of the significant areas and 1998 capital projects within the Greater Permian Region.

Arcadia Acquisition. In October 1998, HEP purchased for $8,200,000 oil and gas properties including interests in approximately 570 wells located primarily in Texas, numerous proven and unproven drilling locations, exploration acreage, and 3-D seismic data. HPI operates approximately 85% of the proven property value. The acquisition added estimated proven reserves of approximately 565,000 barrels of oil and 5.3 billion cubic feet of natural gas at five-year average prices, and approximately 465,000 barrels of oil and 5.3 billion cubic feet of natural gas at year-end pricing. HEP's estimated proven reserve addition of 8.7 bcfe represents approximately 47% of HEP's 1998 production at five-year average prices, and 43% of HEP's 1998 production at year-end prices. HEP estimates that gross 1999 production from the properties could be approximately 1.1 bcfe. In 1999, HEP plans to divest approximately 400 of the wells acquired from Arcadia. The wells to be sold are nonstrategic, nonoperated, and represent only 6% of the acquisition's production and 4% of its average price value. During 1999 HEP plans to study the areas for future development project implementation.

Carlsbad/Catclaw Area. HEP's interests in the Carlsbad/Catclaw Area as of December 31, 1998 consisted of 93 producing wells that produce primarily natural gas and are located on the northwestern edge of the Delaware Basin in Lea, Eddy and Chaves Counties, New Mexico. HPI operates 37 of these wells. The wells produce at depths ranging from approximately 2,500 feet to 14,000 feet from the Delaware, Atoka, Bone Springs and Morrow formations. In 1998, HEP spent approximately $886,000 recompleting or drilling nine producing development wells and drilling one unsuccessful exploration well. HEP expects to continue operated development drilling in the Hat Mesa Field.

East Keystone Area. HEP's interest in the East Keystone Area as of December 31, 1998 consisted of 55 producing wells, 37 of which are operated by HPI, in Winkler County, Texas. The primary focus of this area is the development of the Holt and San Andreas formations at a depth of 5,100 feet. During 1998, HEP had eight development projects, of which seven were successful. HEP's future development plans include a total of three projects for this area.

Merkle Area. HEP's interest in the Merkle Area as of December 31, 1998 consisted of 29 producing wells, 16 of which are operated by HPI in Taylor and Nolan Counties, Texas. HEP's nonoperated interest in the Merkle Area includes 10 square miles of proprietary seismic data in Jones, Nolan and Taylor Counties, Texas, which was acquired in 1995. Based on its initial success in the nonoperated Merkle Area, HEP acquired 74 additional miles of proprietary 3-D seismic data adjacent to the nonoperated area. HEP's focus in this area is exploration of the Canyon, Strawn, Flippen, Tannehill and Ellenberger formations at depths of 2,500 to 6,500 feet. In 1998, HEP drilled 11 exploration wells and one development well, nine of which were completed. HEP incurred approximately $975,000 in costs in 1998 for the 12 wells drilled. HEP owns an average 28.5% working interest in the wells. Even with current low crude oil prices, continued drilling in this area is economic, and HEP anticipates additional 1999 drilling to continue to exploit the reef structures.

Griffin Project. In 1998, HEP purchased land for $102,000 and incurred costs of approximately $420,000 to drill three exploration wells and one development well in Gaines County, Texas. None of the four nonoperated 7,500 foot Leonardian Sand wells was successful. Due to limited delineation drilling potential in this crude oil focused area and low oil prices, HEP will delay future drilling and evaluate the viability of the remaining exploration projects. HEP owns an average 22% working interest in the prospect area.

Spraberry Area. HEP's interests in the Spraberry Area consist of 360 producing wells, 13 salt water disposal wells and 36 shut-in wells in Dawson, Upton, Reagan and Irion Counties, Texas. HPI operates 380 of these wells. Most of the current production from the wells is from the Upper and Lower Spraberry, Clearfork Canyon, Dean and Fusselman formations at depths ranging from 5,000 feet to 9,000 feet. During 1998, HEP drilled or recompleted three wells, all of which are producing. As a result of low crude oil prices, HEP abandoned twenty-three wells in this area in 1998. During 1999, HEP plans to shut-in 29 uneconomic wells and has scheduled 25 additional wells for abandonment. The wells scheduled for shut-in produce, in total, only 150 mcfe per day, net to HEP, and were operating at a net loss to HEP of $270,000 per year. Future plans for this area include eight development wells and workovers and additional projects contingent upon future evaluation. The price of crude oil must increase before these projects can be considered viable.

Gulf Coast Region

HEP has significant interests in the Gulf Coast Region in Louisiana and South and East Texas. HEP's most significant interest in the Gulf Coast Region consists of 23 producing gas wells and six salt water disposal wells located in Lafayette Parish, Louisiana. The wells produce principally from the Bol Mex formations at 13,500 to 14,500 feet and 11 are operated by HPI. The two most significant wells in the area are the A.L. Boudreaux #1 and the G.S. Boudreaux Estate #1. In South and East Texas, HEP has interests in 203 wells, 65 of which are operated by HPI and produce primarily from the Austin Chalk, Paluxy, Lower Frio and Cotton Valley formations at depths from 7,000 to 13,000 feet. During 1998, HEP expended approximately $5,821,000 (14%) of its capital budget in this region.
The following discussion relates to major 1998 capital projects within the region.

Bell Project. HEP has a 30% working interest in an operated project to evaluate the Buda, Carrizo, Woodbine, and Dexter sands in Houston County, Texas. HEP's drilling costs in 1998 for a 9,200-foot horizontal well were approximately $615,000. The well encountered Buda pay and sales of production began in December 1998, after gas processing equipment was installed. The well primarily produces oil. HEP achieved gross sustained production rates of 8.2 mmcfe per day; however, due to current low oil prices, flowing rates have been reduced to approximately 4 mmcfe per day. HEP also incurred $375,000 in 1998 for land and leasehold costs relating to the project. HEP plans additional delineation drilling in 1999. HEP anticipates that single or multi-lateral horizontal drilling will be the principal drilling practice used in this area. The gross targeted potential for the project could be 2.4 bcfe per well. There can be no assurance, however, that any wells drilled will be successful.

Bison Prospect. HEP participated in a nonoperated 18,000 foot exploratory well in Lafayette Parish, Louisiana, targeting a large Klump sands structure. Drilling problems prevented the well from reaching total depth and testing the primary target horizon in the prospect; however, the secondary target horizon was tested and found to be non-productive. The well was plugged and abandoned. Total land and drilling costs incurred by HEP during 1998 for its 7.5% working interest were approximately $550,000.

Blue Moon Project. During 1998, HEP entered into a farmout arrangement under which it contributed acreage to a project drilled in Lafayette Parish, Louisiana. A well was recently completed and tested over 14 mmcfe of gas per day. HEP's after payout working interest in the well depends on unit boundary determinations, but HEP anticipates that its working interest will be between 5% and 7%. HEP paid no capital costs for its interest in the well, and payout is expected to occur during the second quarter of 1999.

East Smith Point. In 1998, HEP participated in a Frio sand recompletion and a 3-D seismic review of the deep Vicksburg located in Chambers County, Texas. HEP owns a 49% working interest in the project and spent approximately $305,000 for drilling costs and approximately $426,000 for land and geologic and geophysical data. In 1998, the first 14,000-foot recompletion was unsuccessful.
HEP does not plan additional activity in this area.

Esperanza Project. HEP owns a 7.9% working interest in a nonoperated 15,400-foot directional exploration discovery in the Wilcox formation in LaVaca County, Texas. The natural gas prospect was developed using proprietary 3-D seismic data, and the prospect could have a gross target of 60 bcf. The initial well has been completed and showed gross production rates of 10 mmcfd at a flowing tubing pressure of 9,000 psi. HEP spent approximately $365,000 in 1998 for its share of costs. HEP plans to participate in additional wells in 1999 to further exploit this discovery.

Intercoastal Prospect. In 1998, HPI took over operation of a well in which it did not own an interest in Vermilion Parish, Louisiana. The Planulina sands were faulted out in the original wellbore, and HEP sidetracked the well at a depth of 14,467 feet to test the sands. The well was drilled and logged, and the objective sands, although well-developed, were found to contain water. The well was plugged and abandoned. HEP spent $263,000 to test the concept.

Mirasoles Project. In 1998, HEP spent approximately $430,000 for land costs related to the Mirasoles project in Kenedy County, Texas. HEP owns an interest in 63 square miles of proprietary 3-D seismic data which defines a large structural prospect that could have a gross potential of 395 bcfe. HEP spent approximately $941,000 in 1998 for its 17.5% working interest share of the cost of drilling a 17,000-foot Frio formation exploration well. The exploratory well is being completed, and depending upon test results, additional delineation and development drilling could be required to properly exploit the structure. There can be no assurance, however, that any well drilled will be successful.

Whitewater Field. HEP's share of 1998 costs associated with plugging two nonoperated near shore platform wells in Nueces County, Texas was approximately $600,000. HEP has abandoned this field and plans no further activity.

Rocky Mountain Region

HEP has significant interests in the Rocky Mountain Region, which include producing properties in Colorado, Montana, North Dakota and Northwest New Mexico. HEP has interests in 207 producing oil and gas wells, 168 of which are operated by HPI, 27 shut-in wells, 25 of which are operated by HPI, and five salt water disposal wells. HEP expended approximately $21,810,000 (53%) of its 1998 capital budget in this area. Approximately $17,291,000 of the capital budget was used for the purchase of the volumetric production payment discussed below. In 1998, HEP spent approximately $3,125,000 to expand a New Mexico gathering system, to recomplete or drill 12 development wells and to drill three exploration wells. Twelve of the wells were completed. A discussion of the major projects in the region follows.

Cajon Lake Field. In 1998, HEP sidetracked a 6,000-foot Ismay formation exploration well in San Juan County, Utah. HEP developed the prospect from proprietary 3-D seismic data and HPI is the operator of the project. HEP owns an approximate 15% working interest in the project and spent approximately $120,000 to complete the exploration well in 1998. Sales of crude oil production began in November; however, production will be significantly curtailed until a natural gas pipeline is constructed to eliminate flaring. HEP projects that the fully developed prospect could have 6 bcfe gross potential. There can be no assurance, however, that any additional wells drilled will be successful. Despite low oil prices, additional delineation drilling is anticipated in 1999.

Colorado Western Slope Project. HEP drilled and completed two 5,500-foot Dakota Formation wells in the Piceance Basin in western Colorado. HEP owns an average 29% working interest in the wells. The wells had a combined initial production rate of 1.5 mmcf per day, and both wells began sales of production in the third quarter of 1998. In 1998, HEP also recompleted an additional well. Total costs in 1998 for the three wells were approximately $390,000. HEP has identified fourteen additional development locations. HEP projects that the total project area could have gross potential reserves of 0.8 bcfe, which is the typical reserve potential for this area. There can be no assurance, however, that any additional wells drilled will be successful.

Toole County Area. HEP's interests in the Toole County Area consist of 61 producing wells and 17 shut-in wells, 66 of which are operated by HPI. The oil wells produce from the Nisku formation at depths of approximately 3,000 feet, and the gas wells produce from the Bow Island formation at depths of 900 to 1,200 feet. In 1998, HEP drilled three horizontal wells in the East Kevin Field to the Nisku formation. Two of the oil wells were completed and had combined initial production rates of 1.3 mmcfe per day. HEP has a 50% working interest in the project and spent approximately $728,000 in 1998. Because of current low oil prices in this sour, lower gravity crude area, HEP has halted the drilling of additional development wells and has postponed the re-entry and sidetrack of the remaining well drilled in 1998.

San Juan Basin Project - Colorado. In July 1996, HEP and its affiliate Hallwood Consolidate Resources Corporation ("HCRC") acquired interests in 34 wells in LaPlata County, Colorado producing from the Fruitland Coal formation at approximately 3,000 feet. An unaffiliated large East Coast financial institution formed an entity to utilize tax credits generated from the wells. All production from the wells generates an additional payment of approximately $.68 per mcf. An affiliate of Enron Corp. financed the project through a volumetric production payment ("VPP"). During May 1998, a limited liability company owned equally by HEP and HCRC, purchased the VPP from the affiliate of Enron Corp. HEP funded its $17,291,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement. As a result of its acquisition HEP replaced the higher cost and administratively burdensome VPP financing with lower cost conventional borrowings under its Credit Agreement. At the time of the purchase, HEP entered into a financial contract to hedge the volumes subject to the production payment at an average price of $2.11 per mmbtu. Under the terms of the original 1996 transaction, HEP and HCRC were already responsible for costs associated with the wells. HPI has managed and operated the wells since July 1996, and has increased the wells' gross production from 14 mmcf to approximately 23.5 mmcf per day through workovers and gas gathering facilities improvement programs. The acquisition increased HEP's current average daily production by 6.25 mmcf per day.

San Juan Basin Project - New Mexico. HEP's interest in the San Juan Basin consists of 51 producing gas wells and 10 shut-in wells located in San Juan County, New Mexico. HPI operates all 51 producing wells in New Mexico, 31 of which produce from the Fruitland Coal formation at approximately 2,200 feet and 20 of which produce from the Pictured Cliffs, Mesa Verde and Dakota formations at 1,200 to 7,000 feet. Costs associated with expansion of the gathering system for HEP's coalbed methane properties totaled approximately $1,028,000 during 1998. The expansion of the gathering system significantly increased gas gathering, processing and compression capacity for the associated properties, which resulted in gross production increases of 3.0 mmcf per day in 1998. In addition to proceeds from the sale of gas. HEP also receives a payment of $.36 per mcf for tax credits generated by production from the 31 coalbed methane wells.

Other

HEP owns various other interests in properties in Kansas, Oklahoma, California and South Central Texas. The remaining $1,235,000 of HEP's 1998 capital expenditures were incurred in this area. The costs include $325,000 for an unsuccessful exploration project in Carter County, Oklahoma, $157,000 for the completion of an exploration well in Canadian County, Oklahoma and for drilling four unsuccessful exploration wells in Yolo County, California and other miscellaneous projects. During 1998, HEP also participated in two nonoperated 3-D seismic projects in nearby Solano and Colusa Counties, California. HEP is in the process of divesting its interests in California projects.

Peru Block Z-3 Project. HEP's partner on the Peruvian offshore Z-3 Block completed 1,200 miles of 2-D seismic data acquisition to supplement existing seismic data. Data interpretation is in progress, and it will be reviewed by HEP in the first quarter of 1999. HEP has a 7.5% working interest in the project, but it will not incur capital costs until actual drilling operations begin. Although the production-sharing contract provides that drilling operations must begin no later than January 2002, it is anticipated that the Peruvian government will enact legislation to extend the period for all drilling commitments by one year.

For 1999, HEP's capital budget, which will be paid from cash generated from operations and cash on hand has been set at $11,848,000. HEP has budgeted continued low oil prices for 1999 which significantly impacts cash generated from operations. Consequently, the capital budget has been set at a lower amount than the budget for past years. The capital budget for 1999 will be reduced if oil and gas prices decrease further.

Partnership Reserves, Production and Discussion by Significant Regions

The following table presents the December 31, 1998 reserve data by significant regions.

                                    Proved Reserve Quantities            Present Value of Future Net Cash Flows
                                                                        Proved            Proved
                                   Mcf of Gas       Bbls of Oil      Undeveloped        Developed           Total
                                                                    (In thousands)

Greater Permian Region                18,471            2,774                            $ 16,542         $ 16,542
Gulf Coast Region                     23,555              988           $ 1,791            36,146           37,937
Rocky Mountain Region                 50,956              612                              42,768           42,768
Other                                  1,957              113                19             3,734            3,753
                                    --------          -------          --------          --------       ----------
                                      94,939            4,487           $ 1,810          $ 99,190         $101,000
                                     =======           ======            ======           =======          =======

The following table presents the oil and gas production for significant regions for the periods indicated.

                                             Production for the                            Production for the
                                        Year Ended December 31, 1998                  Year Ended December 31, 1997
                                     Natural Gas            Bbls of Oil            Natural Gas            Bbls of Oil
                                        (mcf)                 (bbls)                  (mcf)                 (bbls)
                                 (In thousands)

Greater Permian Region                   2,893                    401                   2,803                   423
Gulf Coast Region                        5,291                    175                   4,859                   184
Rocky Mountain Region                    5,233                    133                   3,562                   100
Other                                      620                     78                     550                    63
                                      --------                  -----                --------                 -----
                                        14,037                    787                  11,774                   770
                                        ======                   ====                  ======                  ====

The following table presents the Partnership's extensions and discoveries by significant regions.

                                    For the Year Ended December 31, 1998          For the Year Ended December 31, 1997
                                     Mcf of Gas             Bbls of Oil            Mcf of Gas             Bbls of Oil
                                 (In thousands)

Greater Permian Region                     217                    167                   1,423                   232
Gulf Coast Region                        1,201                    164                   1,527                    75
Rocky Mountain Region                       78                     83                   1,153                   490
Other                                       46                      1                     125                    20
                                       -------                 ------                  ------                 -----
                                         1,542                    415                   4,228                   817
                                         =====                   ====                   =====                  ====

Average Sales Prices and Production Costs

The following table presents the average oil and gas sales price and average production costs per equivalent mcf of gas computed at the ratio of six mcf of gas to one barrel of oil.

                                                       1998              1997              1996
                                                      ------            ------            -----

Oil and condensate -
  includes the effects of hedging (per bbl)            $13.65            $19.08            $20.10
Natural gas -
   includes the effects of hedging (per mcf)             2.02              2.31              2.24
Production costs (per equivalent mcf of gas)              .65               .67               .62

Productive Oil and Gas Wells

The following table summarizes the productive oil and gas wells as of December 31, 1998 attributable to HEP's direct interests. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which HEP has an interest. Net wells are the sum of HEP's fractional interests owned in the gross wells.

                                              Gross              Net

Productive Wells
  Oil                                          1,263               164
  Gas                                            352                69
                                               -----              ----
    Total                                      1,615               233
                                               =====               ===

Oil and Gas Acreage

The following table sets forth the developed and undeveloped leasehold acreage held directly by HEP as of December 31, 1998. Developed acres are acres which are spaced or assignable to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which HEP has a working interest. Net acres are the sum of HEP's fractional interests owned in the gross acres.

                                            Gross        Net

Developed acreage                           101,257      46,771
Undeveloped acreage                         323,108      82,976
                                            -------    --------
    Total                                   424,365     129,747
                                            =======     =======

HEP holds undeveloped acreage in Texas, Louisiana, Montana, Wyoming, New Mexico, Kansas, Colorado and North Dakota.

Drilling Activity

The following table sets forth the number of wells attributable to HEP's direct interests drilled in the most recent three years.

                                                               Year Ended December 31,
                                               1998                        1997                        1996
                                              ------                      ------                      -----
                                       Gross          Net          Gross          Net          Gross          Net

Development Wells:
   Productive                            12           3.6            23           4.5            29           6.6
   Dry                                    5           1.5             5            .8             4            .9
                                        ---           ---           ---          ----           ---          ----
    Total                                17           5.1            28           5.3            33           7.5
                                         ==           ===            ==           ===            ==           ===

Exploratory Wells:
   Productive                            17           4.3            14           2.2             2            .2
   Dry                                   17           3.0            22           5.4             4            .6
                                         --           ---            --           ---             -            --
    Total                                34           7.3            36           7.6             6            .8
                                         ==           ===            ==           ===             =            ==

Office Space

HPI leases office space in Denver, Colorado under a lease which expires in June 1999, for approximately $600,000 per year. During February 1999, HPI entered into another office lease for approximately $600,000 per year. The new lease commences upon occupancy, which is expected to be in June or July 1999, and terminates in seven and one-half years. The lease payments are included in the allocation of general and administrative expenses to HEP and other affiliated entities. HEP is guarantor of 60% of the lease obligation, and HCRC is guarantor of the remaining 40% of the obligation.


ITEM 3 - LEGAL PROCEEDINGS

See Notes 13 and 14 to the financial statements included in Item 8 - Financial Statements and Supplementary Data.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.



                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

HEP's Class A Units are traded on the American Stock Exchange (the "Exchange") under the symbol "HEP." As of March 24, 1999, 10,011,852 Class A Units were outstanding, held by approximately 18,386 unitholders of record and 143,773 Class B Units were outstanding, held by Hallwood Group. The Class B Units are not publicly traded. The following table sets forth, for the periods indicated, the high and low reported sales prices for the Class A Units as reported on the Exchange and the distributions paid per Class A Unit for the corresponding periods.




Class A Units                                High                  Low             Distributions

First quarter 1997                         $ 10  3/4           $ 8    1/16             $ .13
Second quarter 1997                           9                  7    1/8                .13
Third quarter 1997                            8 15/16            6   15/16               .13
Fourth quarter 1997                          10  1/4             7    1/2                .13
                                                                                        ----
                                                                                       $ .52

First quarter 1998                         $  8 5/8            $ 6    3/8              $ .13
Second quarter 1998                           7                  6                       .13
Third quarter 1998                            7                  4   11/16               .13
Fourth quarter 1998                           5 7/8              3                       .13
                                                                                        ----
                                                                                       $ .52

On January 17, 1996, HEP's Class C Units began trading on the Exchange under the symbol "HEPC." On February 17, 1998, HEP closed its public offering of 1.8 million Class C Units which were priced at $10.00 per Unit. As of March 24, 1999, 2,464,063 Class C Units were outstanding, held by approximately 13,822 unitholders of record. The following table sets forth, for the periods indicated, the high and low reported sales prices for the Class C Units as reported on the Exchange and distributions paid per Class C Unit for the corresponding periods.

Class C Units                                High                  Low             Distributions

                                                                        >
First quarter 1997                         $ 10                $ 8    5/8             $  .25
Second quarter 1997                           9 3/8              8    3/4                .25
Third quarter 1997                           10 1/2              8    7/8                .25
Fourth quarter 1997                          14 7/8             10                       .25
                                                                                       -----
                                                                                       $1.00

First quarter 1998                         $ 11                $ 9   1/8              $  .25
Second quarter 1998                           9 13/16            8   3/8                 .25
Third quarter 1998                            8 1/2              6   3/4                 .25
Fourth quarter 1998                           7 15/16            5   7/8                 .25
                                                                                       -----
                                                                                       $1.00

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

                                                       As of and For the Year Ended December 31,
                                                       -----------------------------------------
                                          1998            1997           1996             1995           1994
                                         ------          ------         -------          ------         -----
                         (In thousands except per Unit)

Summary of Operations
   Oil and gas revenues and
     pipeline operations               $  43,177        $  44,707       $  50,644      $  43,454       $  43,899
   Total revenue                          43,586           45,103          51,066         43,780          44,482
   Production operating expense           12,175           11,060          11,511         11,298          12,177
   Depreciation, depletion and
     amortization                         15,720           11,961          13,500         15,827          18,168
   Impairment                             14,000                                          10,943           7,345
   General and administrative
     expense                               5,045            5,333           4,540          5,580           5,630
   Net income (loss)                     (13,895)          12,803          15,726         (9,031)        (10,093)
   Basic net income (loss) per
     Class A and Class B Unit              (1.86)            1.09            1.35          (1.07)          (1.20)
   Diluted net income (loss) per
     Class A and Class B Unit              (1.86)            1.07            1.35          (1.07)          (1.20)
   Distributions per Class A Unit            .52              .52             .52            .80             .80
   Distributions per Class B Unit                                                            .80             .80

Balance Sheet
   Working capital deficit             $  (8,722)       $    (973)      $  (1,355)     $  (4,363)    $    (9,390)
   Property, plant and equipment,
     net                                 105,005           94,331          88,549         94,926         107,414
   Total assets                          139,091          131,603         122,792        125,152         136,281
   Long-term debt                         40,381           34,986          29,461         37,557          25,898
   Long-term contract settlement
     obligation                                                             2,512          2,397           2,666
   Deferred liability                      1,050            1,180           1,533          1,718           1,931
   Minority interest in affiliates         2,788            3,258           3,336          3,042           2,923
   Partners' capital                      62,632           69,064          64,215         57,572          78,803

ITEM 7     - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

During 1998, HEP had a net loss of $13,895,000, compared to net income of $12,803,000 for 1997. The 1998 period includes noncash charges in the second, third and fourth quarters totaling $14,000,000 for property impairments which were taken to lower the capitalized cost of HEP's properties to an amount equal to the present value, discounted at 10%, of the future net revenues attributable to those properties. Also included in the net loss is a noncash charge of $4,888,000 which represents HEP's equity in the loss of HCRC. This amount is largely comprised of HEP's share of HCRC's property impairments.

HEP's 1998 property impairments were recorded pursuant to ceiling test limitations required by the Securities and Exchange Commission for companies using the full cost method of accounting. The total impairment was primarily attributable to the decline in commodity prices and the write-off of certain unproved acreage.

The weighted average prices received by HEP for oil and gas have declined in each of the last four quarters. HEP's hedges mitigated the price reductions, by increasing both the average oil and gas prices by 6%. HEP's weighted average oil and gas prices, when the effects of hedging are considered, were 28% and 13% lower, respectively, for 1998 compared to 1997.

Although HEP's production for 1998 was 14% greater than the prior year, and operating, general and administrative and interest expenses were lower on a unit of production basis, net income was lower because of low commodity prices and costs associated with the resolution of litigation.

In December 1998, HEP announced a proposal to consolidate HEP with HCRC and the energy interests of Hallwood
Group into a new corporation called Hallwood Energy Corporation. The consolidation proposal was approved by the Board of Directors of HCRC and the general partner of HEP in December 1998. Because of the larger size of the new corporation, HEP anticipates that the new company will have the ability to take advantage of opportunities that are unavailable to smaller entities such as HEP and will have a better ability to raise capital. Hallwood Energy Corporation will focus on reserve growth. A Joint Proxy Statement/Prospectus for the consolidation was filed with the Securities Exchange Commission on December 30, 1998 and is proceeding through the usual SEC comment process. It is presently anticipated that the Joint Proxy Statement/Prospectus will be mailed to unitholders of HEP and shareholders of HCRC in April and that the consolidation will be concluded in May 1999. There can be no assurance, however, that all conditions to the consolidation will be satisfied by that time.

Liquidity and Capital Resources

Cash Flow

HEP generated $26,277,000 of cash flow from operating activities during 1998.

   The other primary cash inflows were:

   o  Proceeds from long-term debt of $33,000,000;

   o Proceeds from the issuance of Class C Units, net of syndication costs of $16,518,000;

   o  Distributions received from affiliate of $1,583,000;

   o  Proceeds from the sale of property of $454,000;

   o  Exercise of Unit Options of $199,000; and

   o Capital contribution from the general partner of $171,000.

   Cash was used primarily for:

   o  Additions to property, exploration and development costs of $40,936,000;

   o  Payments of long-term debt of $18,286,000;

   o  Distributions to partners of $9,495,000; and

   o  Payment of contract settlement of $2,767,000.

When combined with miscellaneous other cash activity during the year, the result was an increase in HEP's cash and cash equivalents of $5,252,000 from $6,622,000 at December 31, 1997 to $11,874,000 at December 31, 1998.

Property Purchases, Sales and Capital Budget

In 1998, HEP incurred $40,936,000 in direct property additions, development, exploitation and exploration costs. The costs were comprised of $28,756,000 for property acquisitions and approximately $12,180,000 for domestic exploration and development. HEP's 1998 capital program led to the replacement, including revisions to prior year reserves, of 72% of 1998 production. This reserve replacement figure is calculated using year-end prices of $10.00 per barrel of oil and $1.90 per mcf of gas. If five-year average prices of $16.75 per bbl and $1.86 per mcf are used, HEP replaced 136% of 1998 production.

In the Greater Permian Region, HEP expended $8,385,000 acquiring oil and gas properties, including interests in approximately 570 wells, numerous proven and unproven drilling locations, exploration acreage, and 3-D seismic data. Additionally, HEP spent approximately $886,000 to recomplete or drill nine producing development wells and one unsuccessful exploration well in the Carlsbad/Catclaw Draw areas in Lea, Eddy and Chaves Counties, New Mexico. Also, approximately $975,000 was spent to drill 11 exploration wells and one development well, nine of which were completed in the Merkle Project. HEP incurred approximately $420,000 drilling three exploration wells and one development well in the Griffin area, all of which were unsuccessful.

In the Gulf Coast Region, HEP spent approximately $430,000 for land and $941,000 to drill one Mirasoles project exploration well in Kenedy County, Texas which is currently in the completion phase. HEP incurred approximately $365,000 to drill one successful exploration well in LaVaca County, Texas. Approximately $375,000 was incurred by HEP for land and leasehold costs and an additional $615,000 for costs associated with drilling one successful exploration well in Bell County, Texas. 1998 costs relating to the East Smith Point project in Chambers County, Texas were approximately $426,000 for land and geologic and geophysical data, and an additional $305,000 to drill one unsuccessful exploration well in the area. Approximately $550,000 was incurred in 1998 by HEP to drill one well now plugged and abandoned as part of the Bison project in Lafayette Parish, Louisiana, and approximately $600,000 for plugging costs associated with two nonoperated near shore platform wells in the Whitewater Field.

HEP's significant property acquisition in the Rocky Mountain Region was approximately $17,291,000 for the purchase of a volumetric production payment in the Colorado San Juan Basin. Additionally, HEP's significant exploration and development expenditures in the Rocky Mountain Region included approximately $1,028,000 to expand a New Mexico gathering system; approximately $120,000 to complete a successful exploration well within the Cajon Lake Field in Utah; approximately $390,000 to drill three successful wells in the Colorado Western Slope area; approximately $245,000 to drill an unsuccessful exploration well in the West Sioux area of Montana; and approximately $728,000 to drill three horizontal wells in Toole County Montana, two of which were successful.

See Item 2 - Properties, for further discussion of HEP's exploration and development projects.

Long-lived assets, other than oil and gas properties, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, the Partnership has not recognized any impairment losses on long-lived assets other than oil and gas properties.

Distributions

During 1998, HEP declared distributions of $.52 per Class A Unit and $1.00 per Class C Unit to its Unitholders. Distributions on the Class B Units are suspended if the Class A Units receive a distribution of less than $.20 per Class A Unit per calendar quarter. In any quarter for which distributions of $.20 or more per unit are made on the Class A Units, the Class B Units are entitled to be paid, in whole or in part, suspended distributions. The Class C Units have a distribution preference of $1.00 per year, payable quarterly, which began in the first quarter of 1996. HEP may not declare or make any cash distributions on the Class A or Class B Units unless all accrued and unpaid distributions on the Class C Units have been paid.

The Board of Directors of HEP's General Partner is considering the distribution level for future quarters, taking into account oil and gas prices, cash flow, long-term debt and borrowing base levels, and the capital needs of HEP.

Unit Option Plans

On January 31, 1995, the Board of Directors of the general partner approved the adoption of the 1995 Class A Unit Option Plan to be used for the motivation and retention of directors, employees and consultants performing services for HEP. The plan authorizes the issuance of options to purchase 425,000 Class A Units. Grants of the total options authorized were made on January 31, 1995, vesting one-third at that time, an additional one-third on January 31, 1996 and the remaining one-third on January 31, 1997. The exercise price of the options is $5.75, which was the closing price of the Class A Units on January 30, 1995. As of December 31, 1998, 34,600 options have been exercised.

During the second quarter of 1998, HEP adopted a Class C Unit Option Plan covering 120,000 Class C Units. Options to purchase all of the Units were granted effective May 5, 1998 at an exercise price of $10.00 per Unit, which was equal to the fair market value of the Units on the date of grant. One-half of the options vested on the date of grant, and the remainder vest on the first anniversary of the date of grant. As of December 31, 1998, no options have been exercised.

On May 5, 1998, HEP granted options to purchase 25,500 Class A Units at an exercise price of $6.625 per Unit, which was equal to the fair market value of the Units on the date of grant. These options were not granted pursuant to a previously existing plan but are subject to terms and conditions identical to those in HEP's 1995 Unit Option Plan. One-third of the options vested on the date of grant, and the remainder vest one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant. As of December 31, 1998, no options have been exercised.

During 1996, HEP adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 requires entities to use the fair value method to either account for, or disclose, stock based compensation in their financial statements. Because the Partnership elected the disclosure only provisions of SFAS 123, the adoption of SFAS 123 did not have a material effect on the financial position or results of operations of HEP.

Financing

During the first quarter of 1997, HEP and its lenders amended HEP's Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its Credit Agreement to May 31, 1999. The lenders are Morgan Guaranty Trust Company, First Union National Bank and NationsBank of Texas. Under the Credit Agreement, HEP has a borrowing base of $62,000,000. HEP had amounts outstanding at December 31, 1998 of $49,700,000. HEP's unused borrowing base totaled $12,300,000 at March 24, 1999.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 1.875%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 1.75%. The applicable interest rate was 7.125% at December 31, 1998. Interest is payable monthly, and quarterly principal payments of $3,106,500 commence May 31, 1999.

The borrowing base for the Credit Agreement is redetermined semiannually, and the next redetermination is scheduled for the second quarter of 1999. HEP anticipates that, because of low oil and gas prices, its lenders will reduce the borrowing base. HEP does not anticipate that a reduced borrowing base will have a material adverse effect. The Credit Agreement is secured by a first lien on approximately 80% in value of HEP's oil and gas properties. Additionally, aggregate distributions which may be paid by HEP in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of HEP is 50% or more of the borrowing base. Aggregate distributions which may be paid by HEP are limited to 65% of cash flow from operations before working capital changes and 65% of distributions which may be received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

As a part of its risk management strategy, HEP enters into financial contracts to hedge the interest payments related to a portion of its outstanding borrowings under its Credit Agreement. HEP does not use the hedges for trading purposes, but rather to protect against the variability of the cash flows under its Credit Agreement, which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

As  of  March  24,  1999,   HEP  was  a  party  to  six  contracts   with  three
counterparties. The following table provides a summary of HEP's financial contracts.

                                                  Average
                           Amount of              Contract
      Period              Debt Hedged            Floor Rate

1999                      $27,000,000                5.70%
2000                       30,000,000                5.65%
2001                       24,000,000                5.23%
2002                       25,000,000                5.23%
2003                       25,000,000                5.23%
2004                        4,000,000                5.23%

Gas Balancing

HEP uses the sales method for  recording its gas  balancing.  Under this method,
HEP   recognizes   revenue  on  all  of  its  sales  of   production,   and  any
over-production or under-production is recovered or repaid at a future date.

As of December 31, 1998, HEP had a net over-produced position of 157,000 mcf ($298,000 valued at year-end gas prices). The general partner believes that this imbalance can be made up from production on existing wells or from wells which will be drilled as offsets to existing wells and that this imbalance will not have a material effect on HEP's results of operations, liquidity and capital resources. The reserves disclosed in Item 8 have been decreased by 157,000 mcf in order to reflect HEP's gas balancing position.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Partnership adopted SFAS 130 on January 1, 1998. The Partnership does not have any items of other comprehensive income for the years ended December 31, 1998, 1997 and 1996. Therefore, total comprehensive income (loss) is the same as net income (loss) for those periods.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires that an entity report financial and descriptive information about its operating segments which are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. HEP adopted FAS 131 in 1998.

The Partnership engages in the development, production and sale of oil and gas, and the acquisition, exploration, development and operation of oil and gas properties in the continental United States. In addition, the Partnership's activities exhibit similar economic characteristics and involve the same products, production processes, class of customers, and methods of distribution. Management of the Partnership evaluates its performance as a whole rather than by product or geographically. As a result, HEP's operations consist of one reportable segment.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Partnership is required to adopt SFAS 133 on January 1, 2000. The Partnership has not completed the process of evaluating the impact that will result from adopting SFAS 133.

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

These risks and uncertainties include, among others:

Volatility of oil and gas prices. It is impossible to predict future oil and gas price movements with certainty. Declines in oil and gas prices may materially adversely affect HEP's financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and gas prices may also reduce the amount of oil and gas that HEP can produce economically.

HEP's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of its properties, will be substantially dependent upon prevailing prices of oil and gas. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond HEP's control.

Competition from larger, more established oil and gas companies. HEP encounters competition from other oil and gas companies in all areas of its operation, including the acquisition of exploratory prospects and proven properties. HEP's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than HEP's and, in many instances, have been engaged in the oil and gas business for a much longer time than HEP. Those companies may be able to pay more for exploratory prospects and productive oil and gas properties, and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than HEP's financial or human resources permit. HEP's ability to explore for oil and gas prospects and to acquire additional properties in the future will be dependent upon its ability to conduct its operations, to evaluate and select suitable properties and to consummate transactions in highly competitive environments.

Risks of drilling activities. HEP's success will be materially dependent upon the continued success of its drilling program. HEP's future drilling activities may not be successful and, if drilling activities are unsuccessful, such failure will have an adverse effect on HEP's future results of operations and financial condition. Oil and gas drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered, even if the reserves targeted are classified as proved. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Although HEP has identified numerous drilling prospects, there can be no assurance that such prospects will be drilled or that oil or gas will be produced from any such identified prospects or any other prospects.

Risks relating to the acquisition of oil and gas properties. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, HEP will perform a review of the subject properties that it believes to be generally consistent with industry practices. This usually includes on-site inspections and the review of reports filed with various regulatory entities. Such a review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of these problems. There can be no assurances that any acquisition of property interests by HEP will be successful and, if an acquisition is unsuccessful, that the failure will not have an adverse effect on HEP's future results of operations and financial condition.

Hazards relating to well operations and lack of insurance. The oil and gas business involves certain hazards such as well blowouts; craterings; explosions; uncontrollable flows of oil, gas or well fluids; fires; formations with abnormal pressures; pollution; and releases of toxic gas or other environmental hazards and risks, any of which could result in substantial losses to HEP. In addition, HEP may be liable for environmental damages caused by previous owners of property purchased or leased by HEP. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of HEP's properties. While HEP believes that it maintains all types of insurance commonly maintained in the oil and gas industry, it does not maintain business interruption insurance. In addition, HEP cannot predict with certainty the circumstances under which an insurer might deny coverage. The occurrence of an event not fully covered by insurance could have a materially adverse effect on HEP's financial condition and results of operations.

Future oil and gas production depends on continually replacing and expanding reserves. In general, the volume of production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. HEP's future oil and gas production is, therefore, highly dependent upon its ability to economically find, develop or acquire additional reserves in commercial quantities. Except to the extent HEP acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of HEP will decline as reserves are produced. The business of exploring for, developing or acquiring reserves is capital-intensive. To the extent cash flow from operations is reduced, and external reserves of capital become limited or unavailable, HEP's ability to make the necessary capital investments to maintain or expand its asset base of oil and gas reserves would be impaired. In addition, there can be no assurance that HEP's future exploration, development and acquisition activities will result in additional proved reserves or that HEP will be able to drill productive wells at acceptable costs. Furthermore, although HEP's revenues could increase if prevailing prices for oil and gas increase significantly, HEP's finding and development costs could also increase.

Estimates of reserves and future cash flows are imprecise. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies, and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected from them prepared by different engineers, or by the same engineers but at different times, may vary substantially, and such reserve estimates may be subject to downward or upward adjustment based upon such factors. In addition, the status of the exploration and development program of any oil and gas company is ever-changing. Consequently, reserve estimates also vary over time. Actual production, revenues and expenditures with respect to HEP's reserves will likely vary from estimates, and such variances may be material.

Inflation and Changing Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEP, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated from 1996 through 1998, with a distinct downward trend in both oil and gas prices occurring in the calendar year 1998. HEP anticipates that both oil and gas prices will remain low throughout 1999. In preparing its 1999 budget, HEP has estimated that the weighted average oil price (for barrels not hedged) will be $11.00 per barrel, and the weighted average price of natural gas (for mcf not hedged) will be $1.70 per mcf for the year. There can be no assurance that HEP's forecast is accurate. If prices decrease further, it can be expected that the results of operations and cash flow will be affected, and HEP's capital budget will decrease.

The following table presents the weighted average prices received per year by HEP, and the effects of the hedging transactions discussed below.

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

1998                    $12.82                    $13.65                     $1.99                     $2.02
1997                     19.35                     19.08                      2.54                      2.31
1996                     20.85                     20.10                      2.38                      2.24


As part of its risk management strategy, HEP enters into financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of hedge contracts are recognized as oil or gas revenue at the time the hedged volumes are sold. During 1998, HEP did not enter into additional oil price hedges for future years because hedge contracts at prices HEP considers advantageous are not available.

The financial contracts used by HEP to hedge the price of its oil and natural gas production are swaps, collars and participating hedges. Under the swap contracts, HEP sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of March 24, 1999, HEP was a party to 26 financial contracts with three different counterparties.

The following table provides a summary of HEP's financial contracts.

                                 Oil
                              Percent of
                              Production               Contract
      Period                    Hedged                Floor Price
                                                       (per bbl)

     1999                           2%                  $14.88

All of the oil volumes hedged are subject to a participating hedge whereby HEP will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus 25% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. All of the volumes hedged are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $16.50 to $18.35 per barrel.

                                 Gas
                              Percent of
                              Production               Contract
      Period                    Hedged                Floor Price
                                                       (per mcf)

     1999                         45%                     $2.02
     2000                         42%                     $2.07
     2001                         38%                     $2.04
     2002                         30%                     $2.09

Between 15% and 25% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price is the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.63 per mcf to $2.80 per mcf.

During the first quarter through March 24, 1999, the weighted average oil price (for barrels not hedged) was approximately $10.95 per barrel, and the weighted average price of natural gas (for mcf not hedged) was approximately $1.65 per mcf.

Inflation

Inflation did not have a material impact on HEP in 1998, 1997 and 1996 and is not anticipated to have a material impact in 1999.

Results of Operations

The following tables are presented to contrast HEP's revenue, expense and earnings for discussion purposes. Significant fluctuations are discussed in the accompanying narrative. The "direct owned" column represents HEP's direct royalty and working interests in oil and gas properties. The "Mays" column represents the results of operations of six May Limited Partnerships which are consolidated with HEP. In 1998, HEP owned interests which ranged from 54.8% to 69.1% of the Mays; in 1997 HEP's ownership in the Mays ranged from 54.7% to 68.7%, and in 1996 HEP's ownership in the Mays ranged from 54.5% to 68.5%.



                                            TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                                                      (In thousands except price)


                                           For the Year Ended December 31, 1998             For the Year Ended December 31, 1997
                                           ------------------------------------             ------------------------------------
                                               Direct                                    Direct
                                               Owned       Mays       Total              Owned             Mays            Total

Gas production (mcf)                           12,893     1,144       14,037             10,426           1,348            11,774
Oil production (bbl)                              735        52          787                691              79               770

Average gas price                             $  1.99   $  2.38       $ 2.02           $   2.23        $   2.91          $   2.31
Average oil price                             $ 13.69   $ 13.04      $ 13.65            $ 18.94         $ 20.27           $ 19.08

Gas revenue                                  $ 25,643    $2,723     $ 28,366            $23,302          $3,918           $27,220
Oil revenue                                    10,063       678       10,741             13,089           1,601            14,690
Pipeline and other revenue                      4,070                  4,070              2,797                             2,797
Interest income                                   346        63          409                324              72               396
                                             --------   -------     --------           --------         -------          --------

     Total revenue                             40,122     3,464       43,586             39,512           5,591            45,103
                                              -------     -----      -------             ------           -----            ------

Production operating                           11,740       435       12,175             10,498             562            11,060
Facilities operating                              498                    498                641                               641
General and administrative                      4,671       374        5,045              4,953             380             5,333
Depreciation, depletion, and amortization      14,500     1,220       15,720             10,630           1,331            11,961
Impairment of oil and gas properties           14,000                 14,000
Interest                                        2,797                  2,797              3,096                             3,096
Equity in (income) loss of HCRC                 4,888                  4,888             (1,348)                           (1,348)
Minority interest                                           976          976                              1,797             1,797
Litigation                                      1,382                  1,382               (234)             (6)             (240)
                                             -------- ---------     --------            -------         -------           --------

     Total expense                             54,476     3,005       57,481             28,236           4,064            32,300
                                              -------     -----      -------             ------           -----            ------

       Net income (loss)                     $(14,354) $    459     $(13,895)           $11,276          $1,527           $12,803
                                               ======   =======       ======             ======           =====            ======


                                            TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                                                      (In thousands except price)


                                                             For the Year Ended December 31, 1996
                                                     Direct
                                                      Owned                  Mays                   Total

Gas production (mcf)                                   11,003                  1,783                12,786
Oil production (bbl)                                      862                    110                   972

Average gas price                                    $   2.11               $   3.05              $   2.24
Average oil price                                     $ 19.92                $ 21.52               $ 20.10

Gas revenue                                           $23,178                $ 5,440               $28,618
Oil revenue                                            17,167                  2,367                19,534
Pipeline and other revenue                              2,492                                        2,492
Interest income                                           356                     66                   422
                                                      -------                -------               -------

     Total revenue                                     43,193                  7,873                51,066
                                                       ------                  -----                ------

Production operating                                   10,782                    729                11,511
Facilities operating                                      726                                          726
General and administrative                              4,131                    409                 4,540
Depreciation, depletion, and amortization              11,729                  1,771                13,500
Interest                                                3,878                                        3,878
Equity in income of HCRC                               (1,768)                                       (1,768)
Minority interest                                                              2,723                 2,723
Litigation                                                223                      7                   230
                                                      -------                -------               -------

     Total expense                                     29,701                  5,639                35,340
                                                       ------                  -----                ------

       Net income                                     $13,492                 $2,234               $15,726
                                                       ======                  =====                ======

1998 Compared to 1997

Gas Revenue

Gas revenue increased $1,146,000 during 1998 compared with 1997. The increase is comprised of an increase in gas production from 11,774,000 mcf during 1997 to 14,037,000 mcf during 1998, partially offset by a decrease in the average gas price from $2.31 per mcf in 1997 to $2.02 per mcf in 1998. Production increased because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in during the second quarter of 1997 while workover procedures were performed. The increase in gas production is also due to an expansion of the gathering system in San Juan County, New Mexico during 1998.

The effect of HEP's hedging transactions as described under "Inflation and Changing Prices" was to increase HEP's average gas price from $1.99 per mcf to $2.02 per mcf, representing a $421,000 increase in gas revenues for 1998.

Oil Revenue

Oil revenue decreased $3,949,000 during 1998 compared with 1997. The decrease is comprised of a decrease in the average oil price from $19.08 per barrel in 1997 to $13.65 per barrel in 1998, partially offset by an increase in production, from 770,000 barrels in 1997 to 787,000 barrels in 1998. Production increased slightly because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in during the second quarter of 1997 while workover procedures were performed. The production increase was partially offset by normal production declines.

The effect of HEP's hedging transactions was to increase HEP's average oil price from $12.82 per barrel to $13.65 per barrel, resulting in a $653,000 increase in oil revenue for 1998.

Pipeline and Other

Pipeline and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and incentive payments related to certain wells in San Juan County, New Mexico. Pipeline facilities and other revenue increased $1,273,000 during 1998 compared with 1997 primarily due to an increase in incentive payment income resulting from HEP's acquisition of a volumetric production payment during May 1998.

Interest Income

The increase in interest income of $13,000 during 1998 compared with 1997 resulted from a higher average cash balance during 1998 compared with 1997.

Production Operating Expense

Production operating expense increased $1,115,000 during 1998 compared with 1997. The increase is due to increased operating costs resulting from the drilling projects completed during 1997 as well as the additional operating expenses related to the properties acquired in the Arcadia acquisition during October 1998.

Facilities Operating Expense

Facilities operating expense represents operating expenses associated with various smaller gathering systems operating by HEP. The decrease in facilities operating expense of $143,000 is primarily due to decreased maintenance activity during 1998 compared with 1997.

General and Administrative Expense

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports, as well as allocated internal overhead incurred by the operating company on behalf of HEP. These expenses decreased $288,000 during 1998 compared with 1997 primarily due to a decrease in performance based compensation during 1998.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $3,759,000 during 1998 compared with 1997. The increase is due to a higher depletion rate resulting from the increased production discussed above as well as higher capitalized costs during 1998.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties during 1998 represents the property impairments recorded during 1998 because capitalized costs exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves at June 30, 1998, September 30, 1998 and December 31, 1998, based on prices of $13.00 per barrel of oil and $2.00 per mcf of gas, $12.80 per bbl of oil and $1.90 per mcf of gas and $10.00 per bbl of oil and $1.90 per mcf of gas, respectively.

Interest Expense

Interest expense decreased $299,000 during 1998 as compared with 1997. The decrease is due to a lower average outstanding debt balance during 1998 as compared to 1997.

Equity in Earnings (Loss) of HCRC

Equity in earnings (loss) of HCRC represents HEP's share of its equity investment in HCRC. HEP's equity in HCRC's earnings decreased $6,236,000 during 1998 as compared to 1997. The decrease is primarily the result of property impairments recorded by HCRC during 1998.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease of $821,000 is due to a decrease in the net income of the May Partnerships resulting primarily from lower oil and gas prices and decreased production from their properties.

Litigation

Litigation expense during 1998 includes the settlement of the Ellender lawsuit described in Item 8, Note 14, and the costs related to the Arcadia arbitration described in Item 8, Note 13. Litigation income during 1997 is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

1997 Compared to 1996

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

Pipeline and Other

Pipeline and other revenue increased $305,000 during 1997 as compared with 1996 primarily due to increased salt water disposal income.

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

General and Administrative Expense

General and administrative expense increased $793,000 during 1997 as compared with 1996 primarily due to an increase in performance based compensation and an increase in bank fees due to the extension of the term date of HEP's line of credit during 1997.

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

Equity in Earnings  (Loss) of HCRC

HEP's equity in HCRC's earnings (loss) decreased $420,000 during 1997 as compared to 1996. The decrease is primarily the result of lower oil and gas revenues during 1997 caused primarily by HCRC's decreased oil and gas production.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease of $926,000 is due to a decrease in the net income of the May Partnerships resulting primarily from decreased production from their properties.

Litigation

Litigation settlement income during 1997 is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation. Litigation settlement expense during 1996 consists primarily of expenses incurred to settle various individually insignificant claims against HEP.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HEP's primary market risks relate to changes in interest rates and in the prices received from sales of oil and natural gas. HEP's primary risk management strategy is to partially mitigate the risk of adverse changes in its cash flows caused by increases in interest rates on its variable rate debt and decreases in oil and natural gas prices, by entering into derivative financial and commodity instruments, including swaps, collars and participating commodity hedges. By hedging only a portion of its market risk exposures, HEP is able to participate in the increased earnings and cash flows associated with decreases in interest rates and increases in oil and natural gas prices; however, it is exposed to risk on the unhedged portion of its variable rate debt and oil and natural gas production.

Historically, HEP has attempted to hedge the exposure related to its variable rate debt and its forecasted oil and natural gas production in amounts which it believes are prudent based on the prices of available derivatives and, in the case of production hedges, the Partnership's deliverable volumes. HEP attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and market conditions are favorable.

HEP does not use or hold derivative instruments for trading purposes nor does it use derivative instruments with leveraged features. HEP's derivative instruments are designated and effective as hedges against its identified risks, and do not of themselves expose HEP to market risk because any adverse change in the cash flows associated with the derivative instrument is accompanied by an offsetting change in the cash flows of the hedged transaction.

Notes 1 and 5 to the financial statements provide further disclosure with respect to derivatives and related accounting policies.

All derivative activity is carried out by personnel who have appropriate skills, experience and supervision. The personnel involved in derivative activity must follow prescribed trading limits and parameters that are regularly reviewed by the Board of Directors of the general partner and by senior management. HEP uses only well-known, conventional derivative instruments and attempts to manage its credit risk by entering into financial contracts with reputable financial institutions.

Following are disclosures regarding HEP's market risk sensitive instruments by major category. Investors and other users are cautioned to avoid simplistic use of these disclosures. Users should realize that the actual impact of future interest rate and commodity price movements will likely differ from the amounts disclosed below due to ongoing changes in risk exposure levels and concurrent adjustments to hedging positions. It is not possible to accurately predict future movements in interest rates and oil and natural gas prices.

Interest Rate Risks (non trading) - HEP uses both fixed and variable rate debt to partially finance operations and capital expenditures. As of December 31, 1998, HEP's debt consists of borrowings under its Credit Agreement which bears interest at a variable rate. HEP hedges a portion of the risk associated with this variable rate debt through derivative instruments, which consist of interest rate swaps and collars. Under the swap contracts, HEP makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce HEP's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $995,000 during 1999, assuming that outstanding borrowings under the Credit Agreement remain at current levels. This loss in income and cash flows would be offset by a $520,000 increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for 1999.

Commodity Price Risk (non trading) - HEP hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of swaps, collars and participating hedges. These instruments reduce HEP's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and gas sales or a price that only fluctuates between a predetermined floor and ceiling. HEP's participating hedges also enable HEP to receive 25% of any increase in prices over the fixed prices specified in the contracts. As of March 24, 1999, HEP has entered into derivative commodity hedges covering an aggregate of 16,000 barrels of oil and 18,308,000 mcf of gas that extend through 2002. Under the these contracts, HEP sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the prices in effect as of December 31, 1998 would cause a loss in income and cash flows of $3,800,000 during 1999, assuming that oil and gas production remain at 1998 levels. This loss in income and cash flows would be offset by a $1,220,000 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect for 1999.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                         INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                           Page No.

FINANCIAL STATEMENTS:

Independent Auditors' Report                                                                                     33

Consolidated Balance Sheets at December 31, 1998 and 1997                                                     34-35

Consolidated Statements of Operations for the years ended
   December 31, 1998, 1997 and 1996                                                                              36

Consolidated Statements of Partners' Capital for the years
   ended December 31, 1998, 1997 and 1996                                                                        37

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996                                                                              38

Notes to Consolidated Financial Statements                                                                    39-55

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)                                                      56-59


                          INDEPENDENT AUDITORS' REPORT


To the Partners of Hallwood Energy Partners, L. P.:

We have audited the consolidated financial statements of Hallwood Energy Partners, L.P. as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, listed in the index at Item 8. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Energy Partners, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
March 24, 1999



                                                    HALLWOOD ENERGY PARTNERS, L.P.
                                                      CONSOLIDATED BALANCE SHEETS
                                                            (In thousands)


                                                                                   December 31,
                                                                          1998                      1997

CURRENT ASSETS
   Cash and cash equivalents                                           $  11,874                 $    6,622
   Accounts receivable:
     Oil and gas revenues                                                  5,911                      8,772
     Trade                                                                 4,040                      5,069
   Due from affiliates                                                       119                        588
   Prepaid expenses and other current assets                               1,338                      1,091
   Net working capital of affiliate                                          236
                                                                      ----------                   --------
       Total                                                              23,518                     22,142
                                                                        --------                   --------

PROPERTY,  PLANT  AND  EQUIPMENT,  at cost  Oil and gas  properties  (full  cost method):
     Proved mineral interests                                            664,799                    624,621
     Unproved mineral interests - domestic                                 2,694                      2,315
   Furniture, fixtures and other                                           3,411                      3,513
                                                                       ---------                  ---------
       Total                                                             670,904                    630,449

   Less accumulated depreciation, depletion,
     amortization and property impairment                               (565,899)                  (536,118)
                                                                         -------                    -------
       Total                                                             105,005                     94,331
                                                                         -------                   --------

OTHER ASSETS
   Investment in common stock of HCRC                                     10,160                     15,048
   Deferred expenses and other assets                                        408                         82
                                                                      ----------                -----------
       Total                                                              10,568                     15,130
                                                                        --------                   --------

TOTAL ASSETS                                                            $139,091                   $131,603
                                                                         =======                    =======




















                        (Continued on the following page)


                                                    HALLWOOD ENERGY PARTNERS, L.P.
                                                      CONSOLIDATED BALANCE SHEETS
                                                     (In thousands, except Units)


                                                                                        December 31,
                                                                               1998                       1997

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                  $  22,921                 $  19,915
   Current portion of long-term debt                                             9,319
   Net working capital deficit of affiliate                                                                  448
   Current portion of contract settlement                                                                  2,752
                                                                         -------------                 ---------
       Total                                                                    32,240                    23,115
                                                                              --------                  --------

NONCURRENT LIABILITIES
   Long-term debt                                                               40,381                    34,986
   Deferred liability                                                            1,050                     1,180
                                                                             ---------                 ---------
       Total                                                                    41,431                    36,166
                                                                              --------                  --------

         Total liabilities                                                      73,671                    59,281
                                                                              --------                  --------

MINORITY INTEREST IN AFFILIATES                                                  2,788                     3,258
                                                                             ---------                 ---------

COMMITMENTS AND CONTINGENCIES (NOTE 16)

PARTNERS' CAPITAL
   Class A Units -  10,011,854  and  9,977,254  Units  issued  in 1998 and 1997, respectively; 9,121,612 and 9,077,949
     Units outstanding in 1998 and 1997, respectively                           44,198                    66,184
   Class B Subordinated Units - 147,773 Units outstanding
     in 1998 and 1997                                                            1,143                     1,411
   Class C Units - 2,464,063 and 664,063 Units outstanding in
     1998 and 1997, respectively                                                21,386                     4,868
   General Partner                                                               2,814                     3,580
   Treasury Units - 890,242 and 899,305 Units in 1998
     and 1997, respectively                                                      (6,909)                   (6,979)
                                                                              ---------                 ---------
         Partners' capital - net                                                 62,632                    69,064
                                                                               --------                  --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                       $139,091                   $131,603
                                                                               =======                    =======















               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                                    HALLWOOD ENERGY PARTNERS, L.P.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (In thousands except per Unit)


                                                                          For the Year Ended December 31,
                                                                      1998             1997              1996

REVENUES:
  Gas revenue                                                       $ 28,366         $ 27,220            $ 28,618
  Oil revenue                                                         10,741           14,690              19,534
  Pipeline and other                                                   4,070            2,797               2,492
  Interest                                                               409              396                 422
                                                                   ---------        ---------            --------
                                                                      43,586           45,103              51,066
                                                                     -------          -------             -------

EXPENSES:
  Production operating                                                12,175           11,060              11,511
  Facilities operating                                                   498              641                 726
  General and administrative                                           5,045            5,333               4,540
  Depreciation, depletion and amortization                            15,720           11,961              13,500
  Impairment of oil and gas properties                                14,000
  Interest                                                             2,797            3,096               3,878
                                                                    --------         --------            --------
                                                                      50,235           32,091              34,155
                                                                     -------          -------             -------

OTHER INCOME (EXPENSES):
  Equity in earnings (loss) of HCRC                                    (4,888)          1,348               1,768
  Minority interest in net income of affiliates                          (976)          (1,797)            (2,723)
  Litigation                                                           (1,382)            240                (230)
                                                                     --------        --------           ---------
                                                                       (7,246)            (209)            (1,185)
                                                                     --------         --------           --------

NET INCOME (LOSS)                                                     (13,895)         12,803              15,726

CLASS C UNIT DISTRIBUTIONS ($1.00 PER UNIT)                            2,464              664                 664
                                                                    --------          -------             -------

NET INCOME (LOSS) ATTRIBUTABLE TO
  GENERAL PARTNER, CLASS A AND
  CLASS B LIMITED PARTNERS                                           $(16,359)       $ 12,139            $ 15,062
                                                                      =======         =======             =======

ALLOCATION OF NET INCOME (LOSS):

General partner                                                   $      886        $   2,097           $   2,569
                                                                   =========         ========            ========
Class A and Class B Limited partners                                 $(17,245)       $ 10,042            $ 12,493
                                                                      =======         =======             =======
  Per Class A Unit and Class B Unit - basic                        $    (1.86)     $     1.09          $     1.35
                                                                    =========       =========           =========
  Per Class A Unit and Class B Unit - diluted                      $    (1.86)     $     1.07          $     1.35
                                                                    =========       =========           =========
  Weighted average Class A Units and Class B
     Units outstanding                                                 9,258            9,222               9,240
                                                                     =======          =======             =======









               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                                    HALLWOOD ENERGY PARTNERS, L.P.
                                             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                                            (In thousands)


                                    General             Class A            Class B      Class C       Treasury
                                    Partner              Units              Units        Units          Units              Total

Balance, December 31, 1995         $  2,981          $ 59,614           $  1,062                     $ (6,085)           $ 57,572
Increase in Treasury Units                                                                               (894)               (894)
Syndication costs                                         (12)                                                               (12)
Issuance of Class C Units                              (5,146)                         $5,146
Distributions                        (2,243)           (5,270)                           (664)                            (8,177)
Net income                            2,569            12,301                192          664                             15,726
                                    -------           -------            -------       ------       ---------            -------

Balance, December 31, 1996            3,307            61,487              1,254        5,146          (6,979)             64,215
Syndication costs                                                                        (278)                              (278)
Distributions                        (1,824)           (5,188)                           (664)                            (7,676)
Net income                            2,097             9,885                157          664                             12,803
                                    -------            ------            -------       ------       ---------            -------

Balance, December 31, 1997            3,580            66,184              1,411        4,868          (6,979)             69,064
Issuance of Class C Units, net of
  syndication costs                                                                    16,518                             16,518
General Partner contribution            171                                                                                  171
Exercise of Unit Options                                  199                                                                199
Decrease in Treasury Units                                                                                 70                 70
Distributions                        (1,823)           (5,208)                         (2,464)                            (9,495)
Net income (loss)                       886           (16,977)              (268)       2,464                             (13,895)
                                   --------           -------           --------       ------         -------             -------

Balance, December 31, 1998         $  2,814          $ 44,198           $  1,143     $ 21,386        $ (6,909)           $ 62,632
                                    =======           =======            =======      =======         ========            =======





               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                                    HALLWOOD ENERGY PARTNERS, L.P.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (In thousands)


                                                                               For the Year Ended December 31,
                                                                             ---------------------------------
                                                                       1998                 1997                 1996
                                                                      ------               ------               -----

OPERATING ACTIVITIES:
  Net income (loss)                                                  $(13,895)            $ 12,803             $ 15,726
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
       Depreciation, depletion and amortization                        15,720               11,961               13,500
       Impairment of oil and gas properties                            14,000
       Depreciation charged to affiliates                                 249                  221                  265
       Asset disposals                                                   (188)
       Amortization of deferred loan costs and other assets                82                   81                  167
       Noncash interest expense                                            15                  241                  219
       Minority interest in net income                                    976                1,797                2,723
       Take-or-pay recoupment                                            (130)                (126)               (376)
       Equity in (earnings) loss of HCRC                                4,888               (1,348)             (1,768)
       Undistributed (earnings) loss of affiliates                     (1,319)                 197                (187)

  Changes in  operating  assets  and  liabilities  provided  (used)  cash net of noncash activity:
         Oil and gas revenues receivable                                2,861                  633              (2,638)
         Trade receivables                                              1,029                 (562)             (1,647)
         Due from affiliates                                             (362)              (2,948)               2,808
         Prepaid expenses and other current assets                       (247)                (163)                 163
         Deferred expenses and other assets                              (408)
         Accounts payable and accrued liabilities                       3,006                4,730              (2,159)
         Due to affiliates                                                                    (133)               (373)
                                                                  -----------             --------            --------
           Net cash provided by operating activities                   26,277               27,384               26,423
                                                                       ------               ------               ------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                          (28,756)              (3,233)              (3,148)
  Exploration and development costs incurred                          (12,180)             (12,983)              (9,467)
  Proceeds from sales of property, plant and equipment                    454                  133                5,294
  Distributions received from affiliate                                 1,583
  Investment in affiliates                                                (20)                 (76)                (449)
  Investment in Spraberry properties                                                                             (4,715)
  Other investing activities                                                                   (29)
                                                                  -----------            ---------
           Net cash used in investing activities                      (38,919)             (16,188)             (12,485)
                                                                       ------               ------               ------

FINANCING ACTIVITIES:
  Payments of long-term debt                                          (18,286)              (7,285)             (11,373)
  Proceeds from the issuance of Class C Units, net
    of syndication costs                                               16,518
  Proceeds from long-term debt                                         33,000                7,000                9,000
  Distributions paid                                                   (9,495)              (7,676)              (8,177)
  Distributions paid by consolidated affiliates
    to minority interest                                               (1,446)              (1,875)              (2,429)
  Payment of contract settlement                                       (2,767)                                     (305)
  Exercise of Unit Options                                                199
  Capital contribution from the general partner                           171
  Other financing activities                                                                  (278)                 (91)
                                                                  -----------             --------            ---------
           Net cash provided by (used in) financing activities         17,894              (10,114)             (13,375)
                                                                      -------               ------               ------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                           5,252                1,082                  563

CASH AND CASH EQUIVALENTS:

  BEGINNING OF YEAR                                                     6,622                5,540                4,977
                                                                      -------              -------              -------

  END OF YEAR                                                        $ 11,874             $  6,622             $  5,540
                                                                      =======              =======              =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

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

Derivatives

As of March 24, 1999, HEP was a party to 26 financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as oil or gas revenue at the time the hedged volumes are sold.

As of March 24 1999, HEP was a party to six financial contracts to hedge the interest payments under its Credit Agreement. The purpose of the hedges is the protect against the variability of the cash flows under its Credit Agreement which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

Gas Balancing

HEP uses the sales method for  recording its gas  balancing.  Under this method,
HEP   recognizes   revenue  on  all  of  its  sales  of   production,   and  any
over-production or under-production is recovered at a future date.

As of December 31, 1998, HEP had a net over-produced position of 157,000 mcf ($298,000 valued at year-end gas prices). The general partner believes that this imbalance can be made up with production on existing wells or from wells which will be drilled as offsets to existing wells and that this imbalance will not have a material effect on HEP's results of operations, liquidity and capital resources. HEP's oil and gas reserves as of December 31, 1998 have been decreased by 157,000 mcf in order to reflect HEP's gas balancing position.

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

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming continuation of existing economic conditions. During the second, third and fourth quarters of 1998, using oil and gas prices of $13.00 per barrel of oil and $2.00 per mcf of gas, $12.80 per barrel of oil and $1.90 per mcf of gas and $10.00 per barrel of oil and $1.90 per mcf of gas, respectively, HEP recorded oil and gas property impairments totaling $14,000,000.

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

Long-lived assets, other than oil and gas properties which are evaluated for impairment as described above, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, HEP has not recognized any impairment losses on long-lived assets other than oil and gas properties.

Deferred Liability

The deferred liability as of December 31, 1998 and 1997 consists primarily of HEP's share of the unrecouped portion of a 1989 take-or-pay settlement, which is recoupable in gas volumes.

Distributions

HEP paid a $.13 per Class A Unit and a $.25 per Class C Unit distribution on February 12, 1999 to Unitholders of record on December 31, 1998. This amount and the general partner distribution were accrued as of year end. At December 31, 1998 and 1997, distributions payable of $2,423,000 and $2,093,000, respectively were included in accounts payable and accrued liabilities. HEP declared distributions of $.52 per Class A Unit and $1.00 per Class C Unit for 1998, 1997 and 1996.

Income Taxes

No provision for federal income taxes is included in HEP's financial statements because, as a partnership, it is not subject to federal income tax and the tax effects of its activities accrue to the partners. In certain circumstances, partnerships may be held to be associations taxable as corporations. The Internal Revenue Service has issued regulations specifying circumstances under current law when such a finding may be made, and management has obtained an opinion of counsel based on those regulations that HEP is not an association taxable as a corporation. A finding that HEP is an association taxable as a corporation could have a material adverse effect on the financial position, cash flows and results of operations of HEP.

As a result of differences between the accounting treatment of certain items for income tax purposes and financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 1998 and 1997, the income tax bases of the
Partnership's oil and gas properties were approximately $94,100,000 and $94,000,000, respectively.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Computation of Net Income Per Unit

Basic income (loss) per Class A and Class B Unit is computed by dividing net income (loss) attributable to the Class A and Class B limited partners' interest (net income excluding income (loss) attributable to the general partner and Class C Units) by the weighted average number of Class A Units and Class B Units outstanding during the periods. Diluted income per Class A and Class B Unit includes the potential dilution that could occur upon exercise of the options to acquire Class A Units described in Note 10, computed using the treasury stock method which assumes that the increase in the number of Units is reduced by the number of Units which could have been repurchased by the Partnership with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the Class A Units during the reporting period). Unit options have been ignored in the computation of diluted loss per share in 1998 because their inclusion would be anti-dilutive.

The following table reconciles the number of Units outstanding used in the calculation of basic and diluted income (loss) per Class A and Class B Unit.

                                     Income
                                                                          (Loss)        Units        Per Unit
                                                                           (In thousands except per Unit)

For the Year Ended December 31, 1998
   Net loss per Class A Unit and Class B Unit - basic                   $(17,245)        9,258        $(1.86)
                                                                          ------         -----         =====
     Net Loss per Class A Unit and Class B Unit - diluted               $(17,245)        9,258        $(1.86)
                                                                          ======         =====         =====

For the Year Ended December 31, 1997
   Net income per Class A Unit and Class B Unit - basic                  $ 10,042        9,222         $ 1.09
                                                                                                        =====
   Effect of Unit Options                                                                  137
                                                                       ------------     ------
     Net Income per Class A Unit and Class B Unit - diluted              $ 10,042        9,359         $ 1.07
                                                                          =======        =====          =====

For the Year Ended December 31, 1996
   Net income per Class A Unit and Class B Unit - basic                  $ 12,493        9,240         $ 1.35
                                                                                                        =====
   Effect of Unit Options                                                                   13
                                                                       -------------   -------
     Net Income per Class A Unit and Class B Unit - diluted              $ 12,493        9,253         $ 1.35
                                                                          =======        =====          =====

Treasury Units

HEP owns approximately 46% of the outstanding common stock of HCRC, while HCRC owns approximately 19% of HEP's Class A Units. Consequently, HEP has an interest in 890,242 and 899,305 of its own Units at December 31, 1998 and 1997, respectively. The Units are treated as Treasury Units in the accompanying financial statements.

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

Significant Customers

Although the Partnership sells the majority of its oil and gas production to a few purchasers, there are numerous other purchasers in the area in which HEP sells its production; therefore, the loss of its significant customers would not adversely affect HEP's operations. For the years ended December 31, 1998, 1997 and 1996, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Partnership:


                                                      1998             1997              1996
                                                      ----             ----              ----

Conoco Inc.                                           23%               20%              28%
El Paso Field Services Company                        11%               11%
Marathon Petroleum Company                                              16%              11%

Environmental Concerns

HEP is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 1998, HEP has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position of HEP in the oil and gas industry.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Partnership adopted SFAS 130 on January 1, 1998. The Partnership does not have any items of other comprehensive income for the years ended December 31, 1998, 1997 and 1996. Therefore, total comprehensive income (loss) is the same as net income (loss) for those periods.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires that an entity report financial and descriptive information about its operating segments which are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. HEP adopted FAS 131 in 1998.

The Partnership engages in the development, production and sale of oil and gas, and the acquisition, exploration, development and operation of oil and gas properties in the continental United States. In addition, the Partnership's activities exhibit similar economic characteristics and involve the same products, production processes, class of customers, and methods of distribution. Management of the Partnership evaluates its performance as a whole rather than by product or geographically. As a result, HEP's operations consist of one reportable segment.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Partnership is required to adopt SFAS 133 on January 1, 2000. The Partnership has not completed the process of evaluating the impact that will result from adopting SFAS 133.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

NOTE 2 - OIL AND GAS PROPERTIES

The following table summarizes cost information related to HEP's oil and gas activities:

                                                          For the Year Ended December 31,
                                                      1998             1997              1996
                                                                  (In thousands)

Property acquisition costs:
  Proved                                              $28,397          $ 1,942           $ 2,321
  Unproved                                                379            1,071               560
Development costs                                       8,087            7,607             8,218
Exploration costs                                       6,043            6,950             2,200
                                                      -------          -------           -------
      Total                                           $42,906          $17,570           $13,299
                                                       ======           ======            ======

Depreciation, depletion, amortization and impairment expense related to proved oil and gas properties per equivalent mcf of production for the years ended December 31, 1998, 1997 and 1996, was $1.57, $.73 and $.73, respectively.

At December 31, unproved properties consist of the following:

                                                                      1998             1997
                                                                      ----             ----
                                                                          (In thousands)

Texas                                                                 $1,857           $  982
North Dakota                                                             499              314
California                                                                                447
Other                                                                    338              572
                                                                      ------           ------
                                                                      $2,694           $2,315
                                                                       =====            =====


NOTE 3 - PRINCIPAL ACQUISITIONS AND SALES

As a result of the arbitration discussed in Note 13, HEP completed an $8,200,000 acquisition of properties located primarily in Texas during October 1998. The acquisition included interests in 570 wells, numerous proven and unproven drilling locations, exploration acreage and 3-D seismic data.

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

During 1997, HEP had no individually significant property acquisitions or sales.


NOTE 4 - CLASS C UNIT ISSUANCE

On February 17, 1998, HEP closed its public offering of 1.8 million Class C Units, priced at $10.00 per Unit. Proceeds to HEP, net of underwriting expenses, were approximately $16,518,000. HEP used $14,000,000 of the net proceeds to repay borrowings under its Credit Agreement and applied the remaining proceeds toward the repayment of HEP's outstanding contract settlement obligation at December 31, 1997 of $2,752,000.

NOTE 5 - DERIVATIVES

As part of its risk management strategy, HEP enters into financial contracts to hedge the price of its oil and natural gas. HEP does not use these hedges for trading purposes, but rather for the purpose of providing protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

The financial contracts used by HEP to hedge the price of its oil and natural gas production are swaps, collars and participating hedges. Under the swap contracts, HEP sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of March 24, 1999, HEP was a party to 26 financial contracts with three different counterparties.

The following table provides a summary of HEP's financial contracts:

                                   Oil
                         Quantity of Production
      Period                     Hedged                     Contract Floor Price
                                 (bbls)                            (per bbl)

       1996                       300,000                             $18.33
       1997                       346,000                              17.78
       1998                       175,000                              16.62
       1999                        16,000                              14.88

All of the oil volumes hedged in 1999 are subject to a participating hedge whereby HEP will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus 25% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. All of the volumes hedged in 1999 are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $16.50 to $18.35 per barrel.

                                   Gas
                         Quantity of Production
      Period                     Hedged                     Contract Floor Price
                                  (mcf)                            (per mcf)

       1996                     5,479,000                              $1.94
       1997                     5,386,000                               1.97
       1998                     7,101,000                               2.09
       1999                     6,655,000                               2.02
       2000                     5,037,000                               2.07
       2001                     3,892,000                               2.04
       2002                     2,724,000                               2.09

From 1999 forward, between 15% and 25% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap price ranges from $2.63 per mcf to $2.80 per mcf.

In the event of nonperformance by the counterparties to the financial contracts, HEP is exposed to credit loss, but has no off-balance sheet risk of accounting loss. The Partnership anticipates that the counterparties will be able to satisfy their obligations under the contracts because the counterparties consist of well-established banking and financial institutions which have been in operation for many years. Certain of HEP's hedges are secured by the lien on HEP's oil and gas properties which also secures HEP's Credit Agreement described in Note 7.


NOTE 6 - INVESTMENT IN AFFILIATED CORPORATION

HEP accounts for its approximate 46% interest in HCRC using the equity method of accounting. The following presents summarized financial information for HCRC at December 31, 1998, 1997 and 1996.

                                                             1998             1997              1996
                                                             ----             ----              ----
                                                                          (In thousands)

Current assets                                              $12,566          $15,145           $10,802
Noncurrent assets                                            88,601           77,226            67,666
Current liabilities                                          18,262           11,007            10,849
Noncurrent liabilities                                       53,316           32,678            24,558
Revenue                                                      32,410           32,411            34,445
Net income (loss)                                            (20,279)          5,585             8,210

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

The following amounts represent HEP's share of the property related costs and reserve quantities and values of its equity investee HCRC (in thousands):

Capitalized Costs Relating to Oil and Gas Activities:

                                                                    As of December 31,
                                                             1998             1997                1996

Unproved properties                                       $   1,286        $   1,040         $     573
Proved properties                                           147,600          118,966           113,085
Accumulated depreciation, depletion,
  amortization and property impairment                      (100,890)         (92,511)          (89,175)
                                                             -------          -------           -------
Net property                                               $ 47,996         $ 27,495          $ 24,483
                                                            =======          =======           =======

Costs Incurred in Oil and Gas Activities:

                                                            For the Year Ended of December 31,
                                                             1998             1997              1996

Acquisition costs                                         $ 12,879          $ 1,303           $ 1,008
Development costs                                            2,636            2,060             3,670
Exploration costs                                            2,606            2,851               382
                                                          --------           ------           -------
     Total                                                $ 18,121          $ 6,214           $ 5,060
                                                           =======           ======            ======


                                                                   For the Year Ended December 31,
                                                              1998             1997              1996

Oil and gas revenue                                        $ 10,372          $10,889           $11,690
Production operating expense                                  (4,272)          (3,746)           (3,790)
Depreciation, depletion, amortization
  and property impairment expense                            (13,773)          (3,336)           (3,257)
Income tax benefit (expense)                                                     (761)              23
                                                       ------------          --------        ---------
     Net income (loss) from oil and gas activities         $  (7,673)       $  3,046          $  4,666
                                                            ========         =======           =======

Proved Oil and Gas Reserve Quantities:

                                                    Gas               Oil
                                                    Mcf                Bbl
                                                         (unaudited)

Balance, December 31, 1998                          32,000             1,470
                                                    ======             =====
Balance, December 31, 1997                          27,268             2,065
                                                    ======             =====
Balance, December 31, 1996                          22,786             2,680
                                                    ======             =====

Standardized Measure of Discounted Future Net Cash Flows:

                                                     (unaudited)

December 31, 1998                                      $30,134
                                                        ======
December 31, 1997                                      $31,245
                                                        ======
December 31, 1996                                      $47,701
                                                        ======


NOTE 7 - DEBT

HEP's long-term debt at December 31, 1998 and 1997 consists of the following:

                                                    1998              1997
                                                    ----              ----
                                                        (In thousands)

Credit Agreement                                   $49,700           $30,700
Note Purchase Agreement                                                4,286
                                              ------------           -------
Total                                               49,700            34,986
Less current maturities                              9,319
                                                   -------
Long-term debt                                     $40,381           $34,986
                                                    ======            ======

During the first quarter of 1997, HEP and its lenders amended HEP's Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its Credit Agreement to May 31, 1999. The lenders are Morgan Guaranty Trust Company, First Union National Bank and NationsBank of Texas. Under the Credit Agreement HEP has a borrowing base of $62,000,000. HEP had amounts outstanding at December 31, 1998 of $49,700,000. HEP's unused borrowing base totaled $12,300,000 at March 24, 1999.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 1.875%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 1.75%. At December 31, 1998, the applicable interest rate was 7.125%. Interest is payable monthly, and quarterly principal payments of $3,106,500 commence May 31, 1999.

The borrowing base for the Credit Agreement is redetermined semiannually. The Credit Agreement is secured by a first lien on approximately 80% in value of HEP's oil and gas properties. Additionally, aggregate distributions which may be paid by HEP in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of HEP is 50% or more of the borrowing base. Aggregate distributions which may be paid by HEP are limited to 65% of cash flow from operations before working capital changes and 65% of distributions which may be received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

At December 31, 1998, HEP's debt maturity schedule is as follows.

                                  (In thousands)

1999                                 $  9,319
2000                                   12,425
2001                                   12,425
2002                                   12,425
2003                                    3,106
                                      -------
  Total                               $49,700

As part of its risk management strategy, HEP enters into financial contracts to hedge the interest rate payments under its Credit Agreement. HEP does not use the hedges for trading purposes, but rather to protect against the volatility of the cash flows under its Credit Agreement, which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

Approximately one third of the debt hedged in 1998 was subject to a collar agreement with a floor rate of 7.55% and a ceiling rate of 9.85%. All other contracts are interest rate swaps with fixed rates. As of March 24, 1999, HEP was a party to six contracts with three different counterparties.

The following table provides a summary of HEP's financial contracts.

                                                  Average
                           Amount of              Contract
      Period              Debt Hedged            Floor Rate

1996                      $10,000,000                6.65%
1997                       15,000,000                6.56%
1998                       15,000,000                6.84%
1999                       27,000,000                5.70%
2000                       30,000,000                5.65%
2001                       24,000,000                5.23%
2002                       25,000,000                5.23%
2003                       25,000,000                5.23%
2004                        4,000,000                5.23%

NOTE 8 - CONTRACT SETTLEMENT OBLIGATION

In the first quarter of 1989, HEP settled a take-or-pay contract claim on its Bethany-Longstreet field. In accordance with the settlement, HEP received $7,623,000 in cash. This amount was recoupable in cash or gas volumes from April 1992 through March 1996, with a cash balloon payment due during the first quarter of 1998. A liability was recorded equal to the present value of this amount discounted at 10.68%, HEP's estimated borrowing rate at the time of settlement. At December 31, 1997, the current contract settlement balance consisted of a payment of $2,767,000 net of unaccreted discount of $15,000, which was paid during February 1998.


NOTE 9 - PARTNERS' CAPITAL

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

3. An accumulated distribution deficit account is maintained for the benefit of the Class B Units for any distributions suspended under 2 above. The amount in the deficit account is payable in whole or in part to the Class B Unitholders in any quarter in which distributions are equal to or greater than $.20 per Class A Unit.

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


NOTE 10 - EMPLOYEE INCENTIVE PLANS

Every year beginning in 1992, the Board of Directors of the general partner has adopted an incentive plan. Each year the Board of Directors determines the percentage of HEP's interest in the cash flow from certain wells drilled, recompleted or enhanced during the year allocated to the incentive plan for that year. The specified percentage was 2.75% for 1998, and 2.40% for 1997 and 1996. The specified percentage of cash flow is then allocated among certain key employees who are participants in the Plan for that year. Each award under the plan (with regard to domestic properties) represents the right to receive for five years a portion of the specified share of the cash award, at the conclusion of which the participants are each paid a share of an amount equal to a specified percentage (80% for 1998, 1997 and 1996) of the remaining net present value of the qualifying wells, and the award for that year terminates. The expenses attributable to the plans were $125,000 in 1998, $277,000 in 1997 and $148,000 in 1996 and are included in general and administrative expense in the accompanying financial statements.

On January 31, 1995, the Board of Directors of the general partner approved the adoption of the Class A Unit Option Plan to be used for the motivation and retention of directors, employees and consultants performing services for HEP. The plan authorizes the issuance of options to purchase 425,000 Class A Units. Grants of the total options authorized were made on January 31, 1995, vesting one-third at that time, an additional one-third on January 31, 1996 and the remaining one-third on January 31, 1997. The exercise price of the options is $5.75, which was the closing price of the Class A Units on January 30, 1995.

On May 5, 1998, HEP granted options to purchase 25,500 Class A Units at an exercise price of $6.625 per Unit, which was equal to the fair market value of the Units on the date of grant. These options were not granted pursuant to a previously existing plan but are subject to terms and conditions identical to those in HEP's 1995 Class A Unit Option Plan. One-third of the options vested on the date of grant, and the remainder vest one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant.

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

A summary of options granted to purchase Class A Units and the changes therein during the years ended December 31, 1998, 1997, and 1996 is presented below:



                                              1998                        1997                        1996
                                             ------                      ------                      -----
                                                  Weighted                    Weighted                    Weighted
                                                  Average                     Average                     Average
                                                  Exercise                    Exercise                    Exercise
                                     Units         Price         Units         Price         Units         Price

Outstanding at beginning
   of year                          425,000       $  5.75        425,000        $5.75        425,000        $5.75
Granted                              25,500         6.625
 Exercised                          (34,600)         5.75
                                    -------        ------    -------------   --------    -------------
 Outstanding at end of  year        415,900       $  5.80        425,000        $5.75        425,000        $5.75
                                    =======        ======        =======         ====        =======         ====

 Options exercisable at year end    398,900       $  5.80        425,000        $5.75        283,330        $5.75
                                    =======        ======        =======         ====        =======         ====

A summary of options granted under the Class C Unit Option Plan and the changes therein during the year ended December 31, 1998 is presented below:

                                                                   Weighted
                                                                    Average
                                                                   Exercise
                                                  Units              Price

Outstanding at beginning of year                       --         $       --
 Granted                                          120,000              10.00
                                                  -------              -----
Outstanding at end of  year                       120,000             $10.00
                                                  =======              =====

 Options exercisable at year end                   60,000             $10.00
                                                 ========              =====

The Partnership has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for options granted to purchase Class A and Class C Units. Had compensation expense for options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, HEP's net income (loss) and net income (loss) per Unit would have been reduced to the pro forma amounts indicated below:

                                                      1998                   1997                   1996
                                                     ------                 ------                 -----

Net income (loss):               as reported       $(13,895,000)           $12,803,000            $15,726,000
                             pro forma              (14,022,000)            12,730,000             15,544,000
Net income (loss) per Class A and B Unit - basic:
                             as reported                 $(1.86)                 $1.09                  $1.35
                             pro forma                   $(1.88)                 $1.08                  $1.33
Net income (loss) per Class A and B Unit - diluted:
                             as reported                 $(1.86)                 $1.07                  $1.35
                             pro forma                   $(1.88)                 $1.07                  $1.33


The fair value of the Unit options for disclosure purposes was estimated on the date of the grant using the Binomial Option Pricing Model with the following assumptions:

                                            1995 Class A              1998 Class A              1998 Class C
                                            Option Plan                 Options                  Option Plan

Expected dividend yield                         6%                          8%                     11%
Expected price volatility                     28%                         27%                      29%
Risk-free interest rate                         7.6%                        6.4%                     6.4%
Expected life of options                      10 years                    10 years                 10 years


NOTE 11 - RELATED PARTY TRANSACTIONS

HPI manages and operates certain oil and gas properties on behalf of independent joint interest owners, HEP and its affiliates. In such capacity, HPI pays all costs and expenses of operations and distributes all revenues associated with such properties. HPI has receivables from affiliates of HEP of $119,000 and $588,000 at December 31, 1998 and 1997, respectively, which represent net revenues net of operating costs and expenses. The intercompany balances are settled monthly. During 1998, HEPGP had a payable balance to HPI which ranged from $182,000 to $729,000.

HPI is reimbursed by HEP for costs and expenses which include office rent, salaries and associated overhead for personnel of HPI engaged in the acquisition and evaluation of oil and gas properties (technical expenditures which are capitalized as costs of oil and gas properties) and lease operating and general and administrative expenses necessary to conduct the business of HEP (nontechnical expenditures which are expensed as general and administrative or production operating expenses). Reimbursements during 1998, 1997, and 1996 were as follows:

                                          1998           1997            1996
                                          ----           ----            ----
                                                     (In thousands)

Technical                                 $1,398           $966          $1,249
Nontechnical                                 924            896           1,110

Included in the nontechnical allocation attributable to HEP's direct interest for 1998, 1997 and 1996 is approximately $274,000, $275,000, and $152,000, respectively, of consulting fees under a consulting agreement with Hallwood Group. Also included in the nontechnical allocation is $317,000, $301,000 and $309,000 in 1998, 1997 and 1996, respectively, representing costs incurred by Hallwood Group and its affiliates on behalf of the Partnership.

During the third quarter of 1994, HPI entered into a consulting agreement with its Chairman of the Board to provide advisory services regarding the activities of its affiliates. The agreement was terminated effective December 1996. The amount of consulting fees allocated to the Partnership under this agreement was $125,000 in 1996.


NOTE 12 - STATEMENT OF CASH FLOWS

Cash paid during 1998, 1997 and 1996 for interest totaled $2,700,000, $2,775,000 and $3,492,000, respectively.

NOTE 13 - ARBITRATION

In connection with the Demand for Arbitration filed by Arcadia Exploration and Production Company ("Arcadia") with the American Arbitration Association against Hallwood Energy Partners, L.P., Hallwood Consolidated Resources Corporation, E.M. Nominee Partnership Company and Hallwood Consolidated Partners, L.P.
(collectively referred to as "Hallwood"), the arbitrators ruled that the original agreement entered into in August 1997 to purchase oil and gas properties should proceed, with a reduction in the total purchase price of approximately $2,500,000 for title defects. The arbitrators also ruled that Arcadia was not entitled to enforce its claim that Hallwood was required to purchase an additional $8,000,000 in properties and denied Arcadia's claim for attorneys fees. The arbitrators granted Arcadia prejudgment interest on the adjusted purchase price, but an issue exists between Hallwood and Arcadia as to the proper calculation of the limitation which the panel placed on the amount of prejudgment interest. The parties plan to ask the arbitrators to rule on this issue. The Partnership has accrued $452,000 in its financial statements as of December 31, 1998 in connection with this dispute.

In October 1998, HEP and its affiliate, HCRC, closed the acquisition of oil and gas properties from Arcadia pursuant to the ruling which included interests in approximately 570 wells, numerous proven and unproven drilling locations, exploration acreage, and 3-D seismic data. HEP's share of the purchase price was $8,200,000.


NOTE 14 - LITIGATION SETTLEMENTS

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

In June 1996, HEP and the other parties to the lawsuits styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. settled the lawsuits. The plaintiffs in the lawsuits claimed they had valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Evangeline Shrine Club #1 well and Duhon #1 well, which represented approximately .4% to 2.3% of HEP's interest in these properties, and they were entitled to a portion of the production from the wells dating from February 1990. In the settlement, HEP and the plaintiffs agreed to cross-convey interests in certain leases to one another, and HEP agreed to pay the plaintiffs $728,000. HEP had not recognized revenue attributable to the contested leases since January 1993. These revenues plus accrued interest, totaling $506,000, had been placed in escrow pending the resolution of the lawsuits. The excess of the cash paid over the escrowed amounts is reflected as litigation settlement expense in the accompanying financial statements. The cross-conveyance of the interests in the leases resulted in a decrease in HEP's reserves of $374,000 in future net revenues, discounted at 10% based on oil and gas prices in effect as of December 31, 1996.

NOTE 15 - COMMITMENTS

HPI currently leases office facilities under an operating lease which expires in June 1999. During February 1999, HPI entered into another office lease for approximately $600,000 per year. The new lease commences upon occupancy, which is expected to be in June or July 1999, and terminates in seven and one-half years. The lease payments are included in the allocation of general and administrative expenses to HEP and other affiliated entities. HEP is guarantor of 60% of the lease obligation, and HCRC is guarantor of the remaining 40% of the obligation. Rent expense under these leases is allocated to HEP and its affiliates. Remaining commitments under these leases mature as follows:

        Year Ending
       December 31,               Annual Rentals
                                  (In thousands)

           1999                      $   316
           2000                          601
           2001                          601
           2002                          601
           2003                          601
        Thereafter                     1,979
                                      $4,699

Rent expense allocated to HEP was $287,000, $288,000 and $304,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


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

                                                              December 31, 1998
                                                     Carrying               Estimated Fair
                                                     Amount                      Value
                                                               (In thousands)

Assets (Liabilities):
   Oil and gas hedge contracts                $         --                   $  4,254
   Interest rate hedge contracts                        --                        (812)
   Long-term debt                                   (49,700)                   (49,700)

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

                         HALLWOOD ENERGY PARTNERS, L.P.
                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                DECEMBER 31, 1998
                                   (Unaudited)


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

The standardized measure of discounted future net cash flows provides a comparison of HEP's proved oil and gas reserves from year to year. No consideration has been given to future income taxes for HEP as it is not a tax paying entity. Under the guidelines set forth by the Securities and Exchange Commission (SEC), the calculation is performed using year end prices. The oil and gas prices used at December 31, 1998, 1997 and 1996 were $10.00 per bbl and $1.90 per mcf, $16.90 per bbl and $2.30 per mcf and $24.18 per bbl and $3.76 per mcf, respectively, for HEP, including its indirect interests in affiliated partnerships and the Mays. Future production costs are based on year end costs and include severance taxes. The present value of future cash inflows is based on a 10% discount rate. The reserve calculations using these December 31, 1998 prices result in 4.5 million bbls of oil, and 94.9 billion cubic feet of gas and a standardized measure of $101,000,000. The Mays are included on a consolidated basis, and 28,000 bbls of oil and 1.1 billion cubic feet of gas, representing a discounted present value of $2,100,000 are attributable to the minority ownership of these entities. This standardized measure is not necessarily representative of the market value of HEP's properties. The portion of the reserves attributable to the general partner's interest totaled 203,000 bbls of oil and 5 billion cubic feet of gas with a standardized measure of $7,000,000 at December 31, 1998.

HEP's standardized measure of future net cash flows has been increased by $2,771,000 at December 31, 1998 for the effects of its hedge contracts. This amount represents the difference between year end oil and gas prices and the hedge contract prices multiplied by the quantities subject to contract, discounted at 10%.



                         HALLWOOD ENERGY PARTNERS, L.P.
                               RESERVE QUANTITIES
                                 (In thousands)
                                   (Unaudited)



                                                                          Gas                        Oil
                                                                          Mcf                       Bbls

Proved Reserves:
   Balance, December 31, 1995                                             83,112                      8,098

   Extensions and discoveries                                              1,683                        484
   Revisions of previous estimates                                        10,552                        385
   Sales of reserves in place                                             (3,369)                      (481)
   Purchases of reserves in place                                          9,350                         17
   Production                                                            (12,786)                      (972)
                                                                         -------                   --------

   Balance, December 31, 1996                                             88,542                      7,531

   Extensions and discoveries                                              4,228                        817
   Revisions of previous estimates                                        11,578                     (1,930)
   Sales of reserves in place                                               (140)                        (9)
   Purchases of reserves in place                                            619                        128
   Production                                                            (11,774)                      (770)
                                                                         -------                   --------

   Balance, December 31, 1997                                             93,053                      5,767

   Extensions and discoveries                                              1,542                        415
   Revisions of previous estimates                                        (9,369)                    (1,385)
   Sales of reserves in place                                               (244)                       (35)
   Purchases of reserves in place                                         23,994                        512
   Production                                                            (14,037)                      (787)
                                                                         -------                   --------

   Balance, December 31, 1998                                             94,939                      4,487
                                                                         =======                    =======

Proved Developed Reserves:
   Balance, December 31, 1996                                             85,848                      7,056
                                                                         =======                    =======
   Balance, December 31, 1997                                             89,816                      5,181
                                                                         =======                    =======
   Balance, December 31, 1998                                             90,915                      3,577
                                                                         =======                    =======



                                                    HALLWOOD ENERGY PARTNERS, L.P.
                                       STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                                            (In thousands)
                                                              (Unaudited)


                                                                            December 31,
                                                       1998                     1997                     1996
                                                       ----                     ----                     ----

Future cash flows                                   $  245,000               $  293,000              $  509,000
Future production and development costs               (102,000)                (115,000)               (175,000)
                                                       -------                 --------                --------
Future net cash flows before discount                  143,000                  178,000                 334,000
10% discount to present value                          (42,000)                 (49,000)               (128,000)
                                                     ---------                ---------                --------
Standardized measure of discounted
   future net cash flows                            $  101,000               $  129,000              $  206,000
                                                     =========                =========               =========



                                                    HALLWOOD ENERGY PARTNERS, L.P.
                                CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                                            (In thousands)
                                                              (Unaudited)



                                                                               For the Year Ended December 31,
                                                                               -------------------------------
                                                                      1998                   1997                  1996
                                                                      ----                   ----                  ----

Standardized measure of discounted future net
   cash flows at beginning of year                                   $129,000              $206,000               $124,000

Sales of oil and gas produced, net of production costs                (26,932)             (30,209)               (35,915)

Net changes in prices and production costs                            (21,211)             (78,965)                 75,085

Extensions and discoveries, net of future production
  and development costs                                                 3,546                 9,592                  7,144

Changes in estimated future development costs                          (9,738)             (10,012)                (6,515)

Development costs incurred                                              8,087                 7,607                  8,218

Revisions of previous quantity estimates                              (15,547)                  (8)                 20,032

Purchases of reserves in place                                         23,802                 1,457                 14,721

Sales of reserves in place                                               (399)                (204)                (9,742)

Accretion of discount                                                  12,936                20,600                 12,400

Changes in production rates and other                                  (2,544)                3,142                (3,428)
                                                                     --------              --------             ---------

Standardized measure of discounted future net
  cash flows at end of year                                          $101,000              $129,000               $206,000
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

Hallwood Petroleum, Inc. ("HPI") performs duties related to the management of HEP, including the operations of various properties in which HEP owns an interest.

Directors, Officers and Key Employees

Neither the Partnership nor its general partner has any employees. Following are brief biographies of the directors, officers and key employees of Hallwood G.P. and HPI.

Anthony J. Gumbiner, 54, has served as a director and Chief Executive Officer of Hallwood G.P. since March 1997. He was Chairman of the Board of Hallwood Energy Corporation ("HEC") from May 1984 until HEC's merger into The Hallwood Group Incorporated ("Hallwood Group") in November 1996. He was Chief Executive Officer of HEC from February 1987 to November 1996. He has also served as Chairman of the Board of Directors of Hallwood Group, a diversified holding company with energy, real estate, textile products and hotel operations, since 1981 and as Chief Executive Officer of Hallwood Group since April 1984. Mr. Gumbiner has been a director and Chief Executive Officer of Hallwood Consolidated Resources Corporation ("HCRC") since February 1992. Mr. Gumbiner has also served as Chairman of the Board of Directors and as a director of Hallwood Holdings S.A., a Luxembourg real estate investment company, since March 1984. He has been a director of Hallwood Realty Corporation ("Hallwood Realty"), which is the general partner of Hallwood Realty Partners, L.P., since November 1990. He is a Solicitor of the Supreme Court of Judicature of England.

William L. Guzzetti, 55, has been President of Hallwood G.P. and HPI since October 1989, and a director of Hallwood G.P. and HPI since August 1989. He was President, Chief Operating Officer and a director of HEC from February 1985 until November 1996. Mr. Guzzetti joined HEC in February 1976 as Vice President, Secretary and General Counsel and served in these positions until November 1980. He served as Senior Vice President, Secretary and General Counsel of HEC from November 1980 until February 1985, when he became President of HEC. Mr. Guzzetti has been President, Chief Operating Officer and a director of HCRC since May 1991. Mr. Guzzetti is also an Executive Vice President of Hallwood Group and in that capacity may devote a portion of his time to the activities of Hallwood Group, including the management of real estate investments, acquisitions and restructurings of entities controlled by Hallwood Group. He is a director and President of Hallwood Realty and in that capacity may devote a portion of his time to the activities of Hallwood Realty.

Russell P. Meduna, 44, has served as Executive Vice President of Hallwood G.P. and HPI since October 1989. He was Executive Vice President of HEC from June 1991 until November 1996. He was Vice President of HEC from May 1990 until June 1991. Mr. Meduna became Executive Vice President of HCRC in June 1992. Mr. Meduna was Vice President of Hallwood G.P. and HPI from April 1989 to October 1989 and Manager of Operations from January 1989 to April 1989. He joined HPI in 1984 as Production Manager. Prior to joining HPI, he was employed by both major and independent oil companies. Mr. Meduna is a registered professional engineer in the States of Colorado and Texas.

Cathleen M. Osborn, 46, has served as Vice President, Secretary and General Counsel of Hallwood G.P. and HPI since September 1986. She was Vice President, Secretary and General Counsel of HEC from June 1991 until November 1996. Ms. Osborn became Secretary and General Counsel of HCRC in May 1992 and Vice President in June 1992. She joined Hallwood G.P. and HPI in 1985 as senior staff attorney. Ms. Osborn is a member of the Colorado Bar Association.

Thomas J. Jung, 50, has served as Vice President and Chief Financial Officer of Hallwood G.P., HCRC and HPI since May 1998. From January 1997 until April 1998, he was a Senior Financial Associate with Trinity Petroleum Management, and during that period, he also provided consulting services to other companies involved in the development, financing, management and monetization of tax credits for alternative energy projects. From 1994 to 1996, he was Chief Executive Officer of FAR Gas Acquisitions Corp. From 1986 to 1994, he was Vice President and Chief Financial Officer of NICOR Exploration & Production Company and Reliance Pipeline Company.

Betty J. Dieter, 51, has been Vice President of HPI responsible for domestic operations since January 1995. Her previous positions with HPI have included Operations Manager, Rocky Mountain and Mid-Continent District Manager and Manager for Operations Accounting and Administration. She joined HPI in 1985, and has 26 years experience in accounting and operations, 19 of which are in the oil and gas industry. Ms. Dieter is a Certified Public Accountant.

George Brinkworth, 57, has been Vice President-Exploration and International Division of HPI since August 1994. He became associated with HPI in 1987 when he was President of a joint venture program funded by HPI and two other domestic oil companies. Mr. Brinkworth has 34 years experience with various exploration and production companies, including previous responsibility for operations in the United Kingdom, Spain, Morocco, Egypt and Indonesia. He is a registered geophysicist in the State of California.

William H. Marble, 48, has served as Vice President of HPI since December 1990. His previous positions with HPI have included Texas/Gulf Coast District Manager, Manager of Nonoperated Properties and Chief Engineer. He joined a predecessor general partner of the Partnership in 1984. Mr. Marble is a registered engineer in the State of Colorado and has 24 years oil and gas engineering experience.

Brian M. Troup, 51, has served as a director of Hallwood G.P. since March 1997. Mr. Troup was a director of HEC from May 1984 until November 1996. He has been President and Chief Operating Officer of Hallwood Group since April 1986, and he is a director of Hallwood Group. He has been a director of HCRC since February 1992. Mr. Troup is a director of Hallwood Holdings S.A. and of Hallwood Realty. He is an associate of the Institute of Bankers in Scotland and a member of the Society of Investment Analysts in the United Kingdom.

Hans-Peter Holinger, 56, has served as a director of Hallwood G.P. since March 1997. He was a director of HEC from May 1984 until November 1996. Mr. Holinger served as Managing Director of Interallianz Bank Zurich A.G. from 1977 to February 1993. Since February 1993, he has been the majority owner of Holinger Asset Management AG, Zurich. Mr. Holinger is a citizen of Switzerland.

Rex A. Sebastian, 69, has served as a director of Hallwood G.P. since March 1997. He was a director of HEC from January 1993 until November 1996. Mr. Sebastian is a member of the board of directors of Ferro Corporation. He served as Senior Vice President--Operations of Dresser Industries, Inc. from January 1975 until his retirement in July 1985. He joined Dresser in 1966. Mr. Sebastian is now a private investor.

Nathan C. Collins, 64, has served as a director of Hallwood G.P. since March 1997. He was a director of HEC from March 1995 until November 1996. Since February 1999, he has been a consultant in banking products development for Nordstrom, Inc. He is also a director of First State Bank of Flagstaff. From March 1, 1995 to March 1, 1996, he was President, Chief Executive Officer and a director of Flemington National Bank & Trust Co. in Flemington, New Jersey. From November 1987 until December 1994, he was Chairman of the Board of Directors, President and Chief Executive Officer of BancTexas Group Inc. He began his banking career in August 1964 with the Valley National Bank in Phoenix, Arizona and held various positions there, finally becoming Executive Vice President, Senior Credit Officer and Manager of Asset/Liability Group of the bank.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no forms were required for those persons, HEP believes that, during the year ended December 31, 1998, all officers and directors of Hallwood G.P., Inc. and greater than ten-percent beneficial owners complied with applicable filing requirements, except that Mr. Thomas Jung filed his initial statement of beneficial ownership late. Mr. Jung did not beneficially own any Units of HEP.


ITEM 11 - EXECUTIVE COMPENSATION

General

Neither the Partnership nor its general partner has any employees. Management services are provided to the Partnership by HPI, a subsidiary of the Partnership. Employees of HPI perform all duties related to the management of the Partnership on behalf of the General Partner. Since HPI also performs services for HCRC, the Partnership is charged for management services by HPI based on an allocation procedure that takes into account the amount of time spent on management, the number of properties owned by the Partnership and the Partnership's performance relative to HCRC and other related entities. The allocation procedure is applied consistently to all related entities for which HPI performs services. In 1998 the Partnership reimbursed HPI for approximately $2,322,000 of expenses, of which $548,000 was attributable to compensation paid to executive officers of Hallwood G.P.

Compensation of Executive Officers

The following table sets forth the compensation to the Chief Executive Officer of Hallwood G.P. and each of the four other most highly compensated officers of Hallwood G.P. whose compensation paid by HPI exceeded $100,000 (determined for the year ended December 31, 1998) for services to the Partnership, its subsidiaries and its General Partner for the years ended December 31, 1998, 1997 and 1996.


                                                      Summary Compensation Table


                                                                                      Long Term
                                                      Annual Compensation           Compensation
                                                                                     Securities
                                                                                     Underlying           LTIP           All Other
Name & Principal Position               Year       Salary             Bonus         Options/SARs        Payouts        Compensation
-------------------------               ----       ------             -----         ------------        -------        ------------
                                                                                         (#)                                (1)

Anthony J. Gumbiner (2)                 1998   $          0      $          0            (5)       $         (6)      $        0
   Chief Executive                      1997              0                 0            (3)                 (6)               0
   Officer                              1996        250,000                 0             0                  (6)               0

William L. Guzzetti                     1998        204,811           162,800            (5)             30,523            4,800
   President and Chief                  1997        204,294           143,870            (3)             42,854            4,750
   Operating Officer                    1996        204,294           131,500             0              33,170            5,699

    Russell P. Meduna                   1998        163,664            99,000            (5)             30,523            4,800
   Executive Vice                       1997        163,664           111,520            (3)             42,854            4,750
   President                            1996        163,664           101,900             0              33,170            4,500

 Thomas J. Jung                         1998         82,850            60,000          (4)(5)                 0            1,922
   Vice President and
   Chief Financial Officer

Cathleen M. Osborn                      1998        119,614            74,500            (5)             21,458            4,800
   Vice President and                   1997        105,685           100,000            (3)             30,124            4,750
   General Counsel                      1996        105,685            62,400             0              23,092            4,500

(1)      Employer contribution to 401(k) and a service award of $1,199 paid to Mr. Guzzetti in 1996.

(2) For 1996, Mr. Gumbiner had a Compensation Agreement with HPI. $250,000 was paid under this agreement in 1996. The Compensation Agreement terminated effective December 1996. In addition to compensation listed in the table, HPI had a consulting agreement with Hallwood Group for 1996, pursuant to which Hallwood Group received an annual consulting fee of $300,000 from affiliates of HPI. During 1997 and 1998, the Partnership participated in a new financial consulting agreement between HPI and Hallwood Group, pursuant to which Hallwood Group received a fee of $550,000 from the Partnership and its affiliates. The consulting services were provided by HSC Financial Corporation ("HSC Financial"), through the services of Mr. Gumbiner and Mr. Troup, and Hallwood Group paid the annual fee it received to HSC Financial.

(3) Consists of the following HCRC options granted in 1997, which have been adjusted for a 3-for-1 split effective in 1997.



                                        Securities Underlying
            Name                           Options/SARs (#)

Anthony J. Gumbiner                             47,700
William L. Guzzetti                             23,850
Russell P. Meduna                               22,260
Cathleen M. Osborn                               9,540




(4)          Consists of the following options granted in 1998.

                                                   Securities Underlying
       Name                    Company                Options/SARs (#)

Thomas J. Jung                  HEP                         25,500
                                HCRC                         9,540

(5)          Consists of the following HEP Class C Unit options granted in 1998.

                                      Securities Underlying
            Name                         Options/SARs (#)

Anthony J. Gumbiner                            34,588
William L. Guzzetti                            16,588
Russell P. Meduna                              14,118
Cathleen M. Osborn                             10,024
Thomas J. Jung                                 10,024

(6) Payments were made to HSC Financial, with which Mr. Gumbiner is associated, in the amount of $67,977 for 1998, $54,750 for 1997 and $9,943 for 1996.

Option Grants and Exercises in Last Fiscal Year

The following table sets forth the options to purchase Class C Units of HEP granted to executive officers during 1998. No options to purchase Class C Units granted to executive officers were exercised in 1998.

                                              Option/SAR Grants in Last Fiscal Year
                                                                                                     Potential Realized Value at
                                                                                                     Assumed Annual Rates of
                                                                                                     Unit Price Appreciation
                                                           Individual Grants                         for Option Term (2)
                                      Number of        % of Total
                                      Securities      Options/SARs
                                      Underlying         Granted      Exercise or                      5%              10%
                                     Options/SARs     Employees in     Base Price    Expiration      $16.29          $25.94
              Name                   Granted (1)       Fiscal Year      ($/Unit)        Date       Unit Price      Unit Price
              ----                   -----------      -------------    ----------    ----------    ----------      ----------

Anthony J Gumbiner                       34,588             24          $10.00        05/05/08      $217,522        $551,244
William L. Guzzetti                      16,588             11           10.00        05/05/08       104,321         264,370
Russell P. Meduna                        14,118             10           10.00        05/05/08        88,787         225,005
Cathleen M. Osborn                       10,024              7           10.00        05/05/08        63,040         159,757
Thomas J. Jung                           10,024              7           10.00        05/05/08        63,040         159,757

(1) Options have a ten-year term and vest cumulatively 1/2 on the grant date and 1/2 on first anniversary of the grant date. All Options vest immediately in the event of certain changes in control of HEP.





(2) Securities and Exchange Commission Rules require calculation of potential realizable value assuming that the market price of the Class C Units appreciates in value at 5% and 10% annualized rates. At a 5% annualized rate of appreciation, the Class C Unit price would be $16.29 at the end of ten years. At a 10% annualized rate of appreciation, the Class C Unit price would be $25.94 at the end of ten years. No gain to an executive officer is possible without an appreciation in Class C Unit value, which will benefit all holders of Class C Units. The actual value an executive officer may receive depends on market prices for the Class C Units, and there can be no assurance that the amounts reflected will actually be realized.

The following table sets forth the options to purchase Class A Units of HEP granted to an executive officer during 1998. None of these options were exercised in 1998.

                                              Option/SAR Grants in Last Fiscal Year
                                                                                       Potential Realized Value at
                                                                                       Assumed Annual Rates of
                                                                                       Unit Price Appreciation
                                             Individual Grants                         for Option Term (2)
                        Number of        % of Total
                        Securities      Options/SARs
                        Underlying         Granted      Exercise or                      5%              10%
                       Options/SARs     Employees in     Base Price    Expiration      $10.79          $17.18
       Name            Granted (1)       Fiscal Year     ($/Share)        Date       Unit Price      Unit Price
       ----            -----------      -------------   -----------    ----------    ----------      ----------

Thomas J. Jung             25,500             18          $6.625        05/05/08      $106,244        $269,243

(1) Options have a ten-year term and vest cumulatively over three years at the rate of 1/3 on the grant date and the first two anniversaries of the grant date. All Options vest immediately in the event of certain changes in control of HEP.

(2) Securities and Exchange Commission Rules require calculation of potential realizable value assuming that the market price of the Class A Units appreciates in value at 5% and 10% annualized rates. At a 5% annualized rate of appreciation, the Class A Unit price would be $10.79 at the end of ten years. At a 10% annualized rate of appreciation, the Class A Unit price would be $17.18 at the end of ten years. No gain to an executive officer is possible without an appreciation in Class A Unit value, which will benefit all holders of Class A Units. The actual value an executive officer may receive depends on market prices for the Class A Units, and there can be no assurance that the amounts reflected will actually be realized.

The following table shows exercises of options to purchase Units and shares of common stock during 1998 and the value of unexercised options on December 31, 1998.

                        Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                           Number of Securities
                                                                                Underlying           Value of Unexercised
                                                                                Unexercised               In-the-Money
            Name                                                               Options/SARs               Options/SARs
                                                                              at FY - End (#)            at FY -End ($)
                                       Units Acquired        Value             Exercisable/               Exercisable/
                                      on Exercise (#)    Realized ($)      Unexercisable (1)(3)       Unexercisable (2)(4)
                                      ---------------    ------------      --------------------       --------------------

Anthony J. Gumbiner          HEP                                           144,794 / 17,294                     0 / 0
                             HCRC          4,000            33,820          75,500 / 15,900               189,221 / 0
William L. Guzzetti          HEP                                           72,044 /   8,294                     0 / 0
                             HCRC                                          39,750 /   7,950               103,271 / 0
Russell P. Meduna            HEP                                           66,559 /   7,059                     0 / 0
                             HCRC          2,500            21,700         34,600 /   7,420                85,561 / 0
Cathleen M. Osborn           HEP           9,100            11,497         21,412 /   5,012                     0 / 0
                             HCRC          5,000            42,900         10,900 /   3,180                19,658 / 0
Thomas J. Jung               HEP                                            13,512 / 22,012                     0 / 0
                             HCRC                                            6,360 / 12,720                     0 / 0


(1) The HEP Class A Unit Options have a ten year term and vest cumulatively over three years at the rate of 1/3 on each of the date of grant and the first two anniversaries of the grant date. The HEP Class C Unit Options have a ten year term and vest 1/2 on the date of grant and 1/2 on the first anniversary of the grant date. All options vest immediately in the event of certain changes in control of the Partnership.

(2) The exercise price of the HEP Class A Unit Options granted in 1995 and in 1998 is $5.75 and $6.625 per Class A Unit, respectively. The exercise price of the HEP Class C Unit Options granted in 1998 is $10.00 per Class C Unit. The closing price of the Class A Units was $3.625 on December 31, 1998 and the closing price of the Class C Units was $6.625 on December 31, 1998.

(3) The HCRC options have a ten-year term and vest cumulatively over three years at the rate of 1/3 on each of the date of grant and the first two anniversaries of the grant date. All options vest immediately in the event of certain changes in control of the Company. The number of options has been adjusted to reflect a 3-for-1 stock split effective in 1997.

(4) The exercise price of the HCRC options granted in 1995 is $6.67 per share, and the exercise price of the HCRC options granted in 1997 is $20.33 per share. The closing price of the common stock was $11.00 on December 31, 1998. The exercise prices have been adjusted to reflect a 3-for-1 stock split effective in 1997.

Long-Term Incentive Plan

The following table describes performance units awarded to the executive officers of Hallwood G.P. for 1998 under the incentive Plan (as described below) for the Partnership and affiliated entities. The value of awards under each plan depends primarily on the Partnership's success in drilling, completing and achieving production from new wells each year and from certain recompletions and enhancements of existing wells.

                                       Long-Term Incentive Plan Awards in Last Fiscal Year

                                                  Performance or            Estimated Future
                                  Number of        Other Period          Payouts under Non-Stock
         Name                       Units          Unit Payout            Price-Based Plans (1)
         ----                    -----------     ---------------        -----------------------

Anthony J. Gumbiner(2)                 --                --                 $         --
William L. Guzzetti                0.0727              2003                       18,176
Russell P. Meduna                  0.0727              2003                       18,176
Cathleen M. Osborn                 0.0545              2003                       13,625


(1) The amount represents an award under the Incentive Plan. There are no minimum, maximum or target amounts payable under the Incentive Plan. Payments under the awards will be equal to the indicated percentage of Plan net cash flow from certain wells for the first five years after an award and, in the sixth year, the indicated percentage of 80% of the remaining net percent value of estimated future production from the wells allocated to the Plan. The amounts shown above are estimates based on estimated reserve quantities and future prices. Because of the uncertainties inherent in estimating quantities of reserves and prices, it is not possible to predict cash flow or remaining net present value of estimated future production with any degree of certainty.

(2) In addition, an award of .3818 units, with an estimated future payout of $95,453, was made to HSC Financial, with which Mr. Gumbiner is associated. The payout period ends in 2003.

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

Under the Incentive Plan, the Board of Directors of Hallwood G.P. (the "Board") annually determines the portion of the Partnership's collective interests in the cash flow from certain international projects and from domestic wells drilled, recompleted or enhanced during that year (the "Plan Year") which will be allocated to participants in the plan and the participants will receive payment in the sixth year of an award. The portion allocated to participants in the plan is referred to as the Plan Cash Flow. The Board then determines which key employees and consultants may participate in the plan for the Plan Year and allocates the Plan Cash Flow among the participants. Awards under the plan do not represent any actual ownership interest in the wells. Awards are made in the Board's discretion.

Each award under the Incentive Plan represents the right to receive for five years a specified share of the Plan Cash Flow attributable to certain domestic wells drilled, recompleted or enhanced during the Plan Year. In the sixth year afterward, the participant is paid an amount equal to a specified percentage of the remaining net present value of estimated future production from the wells and the award is terminated. Cash flow from international projects, if any, allocated to the Incentive Plan is paid to participants for a 10-year period, with no buy-out for estimated future production.

The awards for the 1998 Plan Year were made in January 1998. No other awards were made in 1998. For the 1998 Plan Year, the Compensation Committee of Hallwood G.P. determined that the total Plan Cash Flow would be equal to 2.75% of the cash flow of the domestic wells completed, recompleted or enhanced during the Plan Year. Accordingly, the value of awards for each Plan Year depends primarily on the Partnership's success in drilling, completing and achieving production from new wells each year and from certain recompletions and enhancements of existing wells. The Compensation Committee also determined that the participants' interests in eligible domestic wells for the 1998 Plan Year would be purchased in the sixth year at 80% of the remaining net present value of the wells completed in the Plan Year. The Compensation Committee also determined that the total award would be allocated among key employees primarily on the basis of salary and, to a lesser extent, on the basis of contribution to HEP's drilling activity.

Director Compensation

Each director of Hallwood G.P. who is not an officer of Hallwood G.P. or HCRC or an employee of HPI, is paid an annual fee of $20,000 that is proportionately reduced if the director attends fewer than four regularly scheduled meetings of the Board during the year. During 1998, Messrs. Holinger, Sebastian and Collins were each paid $20,000. In addition, all directors are reimbursed for their expenses in attending meetings of the Board and committees.

Compensation Committee Interlocks and Insider Participation

The Board of directors of Hallwood G.P. makes compensation decisions for the Partnership during the first quarter of each year. Mr. Gumbiner is Chief Executive Officer of Hallwood G.P. and serves on the compensation committee of Hallwood Group, of which Mr. Troup is President and Mr. Guzzetti is Executive Vice President. Mr. Gumbiner is also Chief Executive Officer and a director of HCRC, of which Mr. Troup is a director and Mr. Guzzetti is a director and President. Messrs. Gumbiner, Troup and Guzzetti served on HCRC's Board of Directors which made compensation decisions for HCRC in January 1998. Mr. Gumbiner is Chief Executive Officer and a director, and Mr. Guzzetti is President and a director, of Hallwood Realty. During 1998, Mr. Gumbiner and Mr. Guzzetti served on the compensation committee of Hallwood Realty.

The Partnership participates in a financial consulting agreement between HPI and Hallwood Group, pursuant to which Hallwood Group furnishes consulting and advisory services to HPI, the Partnership and their affiliates. Under the terms of this agreement, HPI and its affiliates are obligated to pay Hallwood Group $550,000 per year until June 30, 2000. The agreement automatically renews for successive three year terms; either party may terminate the agreement on not less than 30 days written notice prior to the expiration of any three year term. The financial consulting agreement replaced both a previous financial consulting agreement and a compensation agreement with Mr. Gumbiner. Under the terms of the previous financial consulting agreement, HPI and its affiliates were obligated to pay Hallwood Group three annual payments of $300,000 beginning June 30, 1994, and Hallwood group was obligated to furnish consulting and advisory services to HPI and its affiliates through June 30, 1997. In 1997, the consulting services were provided by HSC Financial Corporation, through the services of Mr. Gumbiner and Mr. Troup, and Hallwood Group paid the annual fee it received to HSC Financial. A fee of approximately $274,000 and $275,000 was paid in 1998 and 1997, respectively by the Partnership pursuant to this arrangement. For 1996, Mr. Gumbiner had a compensation agreement with HPI pursuant to which Mr. Gumbiner was paid $250,000 by HPI, the Partnership and their affiliates. This agreement was terminated effective December 31, 1996. See "Summary Compensation Table" and footnotes for additional discussion of this arrangement.

The Partnership reimburses Hallwood Group for expenses incurred on behalf of the Partnership. In 1998, 1997 and 1996 the Partnership reimbursed Hallwood Group for approximately $317,000, $301,000 and $309,000 of expenses, respectively.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

The following table shows information, as of March 24, 1999, about any individual, partnership or corporation that is known to the Partnership to be the beneficial owner of more than 5% of each class of Units issued and outstanding and each executive officer and director of Hallwood G.P. and all executive officers and directors as a group.

                                                                                 Amount
                                                            Title of          Beneficially
                         Name                            Class of Units           Owned        Percent of Class

The Hallwood Group Incorporated (1)                          Class A           657,260(5)              6.5
                                                             Class B           143,773               100.0
                                                             Class C            43,816                 1.8

Hallwood Consolidated Resources Corporation (2)              Class A         1,948,189                19.5
                                                             Class C           129,877                 5.3

Heartland Advisors, Inc. (3)                                 Class A           803,760(6)              8.0

Estate of William Baxter Lee, III (4)                        Class A           715,000(7)              7.1
                                                             Class C            40,033(8)              1.6

Anthony J. Gumbiner                                          Class A           127,500(9)              1.3
                                                             Class C            17,294(10)               *

William L. Guzzetti                                          Class A            63,850(9)                *
                                                             Class C             8,300(10)               *

Russell P. Meduna                                            Class A            59,500(9)                *
                                                             Class C             7,059(10)               *

Cathleen M. Osborn                                           Class A            16,400(9)                *
                                                             Class C             5,112(10)               *

Thomas J. Jung                                               Class A             8,500(9)                *
                                                             Class C             5,012(10)               *

Brian M. Troup                                               Class A            85,000(9)                *
                                                             Class C            11,294(10)               *

Hans-Peter Holinger                                          Class A                 -                   -
                                                             Class C                 -                   -

Rex A. Sebastian                                             Class A               400                   *
                                                             Class C                26                   *

Nathan C. Collins                                            Class A                 -                   -
                                                             Class C                 -                   -

Bill M. Van Meter                                            Class A                 -                   -
                                                             Class C                 -                   -

All directors and executive officers of                      Class A           361,150(11)             3.7
Hallwood G.P. as a group (9 persons)                         Class C            54,097(12)               *
----------------------

*        Less than 1%

(1) The address of Hallwood Group is 3710 Rawlins Street, Suite 1500, Dallas, Texas 75219.

(2) The address of Hallwood Consolidated Resources is 4582 S. Ulster Street Parkway, Suite 1700, Denver, Colorado 80237.

(3) The address of Heartland Advisors, Inc. is 790 North Milwaukee Street, Milwaukee, WI 53202.

(4) The address of the Estate of William Baxter Lee, III, is c/o Glankler Brown, PLLC, 1700 One Commerce Sq., Memphis, TN 38103.

(5) Includes 143,773 Class B Units (100% of the Class B Units) that are convertible into Class A Units one-for-one.

(6) According to the Amendment No. 4 to Schedule 13G filed January 26, 1999 by Heartland Advisors, Inc., the Units to which the schedule relates are held in investment advisory accounts of Heartland Advisors, Inc. As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities. No such account is known to have an interest relating to more than 5% of the class.

(7) According to Schedule 13G dated February 23, 1999.

(8) According to Schedule 13G dated February 23, 1999.

(9) The following numbers of Class A Units issuable upon the exercise of currently exercisable options are included in the amounts shown:
    Mr. Gumbiner,  127,500;  Mr. Troup,  85,000;  Mr.  Guzzetti,  63,750;
    Mr. Meduna,  59,500;  Ms. Osborn, 16,400;  Mr. Jung 8,500.

(10)The following numbers of Class C Units issuable upon the exercise of currently exercisable options are included in the amounts shown:
    Mr.  Gumbiner, 17,294;  Mr. Troup,  11,294;  Mr.  Guzzetti,  8,294;
    Mr.  Meduna,  7,059;  Ms. Osborn, 5,012;  Mr. Jung, 5,012.

(11)Consists of 500 Class A Units and currently exercisable options to purchase 360,650 Class A Units.

(12)Consists of 132 Class C Units and currently exercisable options to purchase 53,965 Class C Units.

See Item 8 - Financial Statements and Supplementary Data (Note 10 to the Financial Statements) for a description of HEP's Unit Option Plans.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 - Financial statements and Supplementary Data (Note 11 to the Financial Statements).



                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Financial Statement Schedules.  (See Index at
         Item 8).
(b)      Reports on Form 8-K.
         HEP filed no current reports on Form 8-K during the last quarter of the period covered by this report.
(c)      Exhibits.

   (1)   4.1      - Third Amended and Restated Agreement of Limited Partnership
                    of Hallwood Energy Partners, L.P.
   (4)   4.2      - Unit  Purchase  Rights  Agreement  dated as of February 6,
                    1995  between HEP and The First  National  Bank of Boston.
   (7)   4.3      - First  Amendment  to the Third  Amended and  Restated
                    Agreement of Limited Partnership of Hallwood Energy Partners, L. P.
   (8)   4.4      - Amendment to the Third Amended and Restated  Agreement of
                    Limited  Partnership of Hallwood  Energy  Partners, L.P.
   (12)  4.5      - Correction  to the First  Amendment  to the Third  Amended
                    and Restated Limited Partnership Agreement of Hallwood Energy Partners, L.P.
   (3)   10.1     - Third Amended and Restated Agreement of Limited Partnership
                    of HEP Operating Partners, L.P.
   (5)   10.3     - Second Amended and Restated Credit Agreement dated March 31,
                    1995
   (2)   10.4     - Amended and Restated Note Purchase Agreement dated May 7,
                    1990.  (Exhibit 10.2)
   (3)   10.5     - Amended and Restated Agreement of Limited Partnership of
                    EDP Operating, Ltd.
  *(5)   10.9     - Domestic Incentive Plan between the Partnership and Hallwood
                    Petroleum, Inc. dated January 14, 1993
  *(6)   10.10    - 1995 Unit Option Plan
  *(5)   10.11    - 1995 Unit Option Plan Loan Program
   (8)   10.12    - Amendment to the Third Amended and Restated Agreement of
                    Limited Partnership of HEP Operating Partners, L.P.
   (8)   10.13    - Second  Amendment  to the Second  Amended and  Restated
                    Agreement of Limited Partnership of HEP Operating Partners, L.P.
  *(9)   10.14    - Financial Consulting Agreement dated as of December 31, 1996
   (10)  10.15    - Third Amended and Restated Credit Agreement dated as of
                    May 31, 1997
   (11)  10.16    - Amendment No. 1 to Third Amended and Restated Credit
                    Agreement dated as of October 31, 1997
  *(13)  10.17    - 1998 Class C Unit Option Plan dated May 5, 1998
  *(13)  10.18    - 1998 Class C Unit Option Loan Program dated May 5, 1998
  *(13)  10.19    - Class A Unit Option letter to Thomas Jung dated May 5, 1998
   (13)  10.20    - Extension of Management Agreement between Hallwood
                    Petroleum, Inc. and HEP dated May 5, 1998.
   (14)  10.21    - Merger and Asset  Contribution  Agreement  By and Among
                    Hallwood  Energy  Corporation,  and HEC  Acquisition
                    Corp.,  Hallwood  Energy  Partners,   L.P.  and  HCRC
                    Acquisition Corp., Hallwood Consolidated Resources Corporation and HEPGP Ltd. dated as of December 15, 1998.
    (7)  21       - Subsidiaries of Registrant
         23.1     - Consent of Deloitte & Touche LLP
         23.2     - Consent of Deloitte & Touche LLP
         27       - Financial Data Schedule
   ------------

(1) Incorporated by reference to Prospectus/Proxy Statement dated February 14, 1990 as supplemented March 22, 1990, March 30, 1990 and April 5, 1990, of Hallwood Energy Partners, L.P., filed as part of Registration Statement No. 33-33452.
(2) Incorporated by reference to the exhibit shown in parentheses filed with current report on Form 8-K dated May 9, 1990 of Hallwood Energy Partners, L.P.
(3) Incorporated by reference to the same exhibit number filed with the Registrant's Annual Report on Form 10-K for fiscal year ended
         December 31, 1990.
(4) Incorporated by reference to Exhibit 1 filed with the Registrant's Form 8-A for Limited Partner Unit Purchase Rights filed with the SEC on February 8, 1995.
(5) Incorporated by reference to the same exhibit number filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
(6) Incorporated by reference to the same exhibit number filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1994.
(7) Incorporated by reference to the same exhibit number filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(8) Incorporated by reference to the same exhibit number filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(9) Incorporated by reference to the same exhibit number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(10) Incorporated by reference to the same exhibit number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
(11) Incorporated by reference to the same exhibit number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(12) Incorporated by reference to same exhibit number filed with the Registrant's Quarterly Report on Form 10-Q ended March 31, 1998.
(13) Incorporated by reference to same exhibit number filed with the Registrant's Quarterly Report on Form 10-Q ended June 30, 1998.
(14)     Incorporated by reference to Schedule 14A of HEP dated
         December 30,1998.


         *Designates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  HALLWOOD ENERGY PARTNERS, L.P.
                                                  BY:  HEPGP LTD
                                                       General Partner

                                                  BY:  HALLWOOD G.P., INC.
                                                       General Partner


Date:  March 24, 1999                             By:  /s/William L. Guzzetti
     --------------------------------------       ----------------------------
                               William L. Guzzetti
                             President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                                           Capacity           Date



/s/Anthony J. Gumbiner      Chairman of the Board and             March 24, 1999
Anthony J. Gumbiner         Director (Chief Executive Officer)


/s/Brian M. Troup            Director                             March 24, 1999
Brian M. Troup


/s/Hans-Peter Holinger       Director                             March 24, 1999
Hans-Peter Holinger


/s/Rex A. Sebastian          Director                             March 24, 1999
Rex A. Sebastian


/s/Nathan C. Collins         Director                             March 24, 1999
Nathan C. Collins


/s/Thomas J. Jung           Principal Accounting Officer          March 24, 1999
Thomas J. Jung

                                INDEX TO EXHIBITS


                                                                            Page

Exhibit 23.1 - Consent of Deloitte & Touche LLP                               75

Exhibit 23.2 - Consent of Deloitte & Touche LLP                               76