Form 10-Q
period 1999-03-31
HALLWOOD ENERGY PARTNERS LP
filed 1999-05-11
CIK 768172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

The registrant is a limited partnership and issues Units (representing ownership of limited partner interests).

Number of Units outstanding as of May 11, 1999

Class A                   10,011,567
Class B                      143,773
Class C                    2,464,044


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                          HALLWOOD ENERGY PARTNERS, L. P.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)



                                                                       March 31,                December 31,
                                                                          1999                      1998

CURRENT ASSETS
    Cash and cash equivalents                                          $  5,723                    $  11,874
    Accounts receivable:
       Oil and gas revenues                                               4,987                        5,911
       Trade                                                              7,307                        4,040
    Due from affiliates                                                                                  119
    Prepaid expenses and other current assets                             1,339                        1,338
    Net working capital of affiliate                                        323                          236
                                                                     ----------                   ----------
         Total                                                           19,679                       23,518
                                                                       --------                     --------

PROPERTY,  PLANT  AND  EQUIPMENT,  at cost  Oil and gas  properties
  (full  cost  method):
       Proved mineral interests                                         667,764                      664,799
       Unproved mineral interests - domestic                              2,739                        2,694
    Furniture, fixtures and other                                         3,447                        3,411
                                                                      ---------                    ---------
         Total                                                          673,950                      670,904

    Less accumulated depreciation, depletion,
       amortization and property impairment                            (570,247)                    (565,899)
                                                                        -------                      -------
         Total                                                          103,703                      105,005
                                                                        -------                      -------

OTHER ASSETS
    Investment in common stock of HCRC                                    9,678                       10,160
    Deferred expenses and other assets                                      415                          408
                                                                     ----------                   ----------
         Total                                                           10,093                       10,568
                                                                       --------                     --------

TOTAL ASSETS                                                           $133,475                     $139,091
                                                                        =======                      =======














                                         (Continued on the following page)

                                          HALLWOOD ENERGY PARTNERS, L. P.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                            (In thousands except Units)



                                                                               March 31,              December 31,
                                                                                  1999                     1998

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                  $  18,886                 $  22,921
    Current portion of long-term debt                                            12,676                     9,319
    Due from affiliates                                                             131
                                                                             ----------
         Total                                                                   31,693                    32,240
                                                                               --------                  --------

NONCURRENT LIABILITIES
    Long-term debt                                                               38,024                    40,381
    Deferred liability                                                            1,019                     1,050
                                                                              ---------                 ---------
         Total                                                                   39,043                    41,431
                                                                               --------                  --------

           Total Liabilities                                                     70,736                    73,671
                                                                               --------                  --------

MINORITY INTEREST IN AFFILIATES                                                   2,734                     2,788
                                                                              ---------                 ---------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

PARTNERS' CAPITAL
    Class A Units -  10,011,567  and  10,011,854  Units issued in 1999 and 1998, respectively; 9,121,325 and 9,121,612
      outstanding  in 1999 and 1998, respectively                                41,787                    44,198
    Class B Subordinated Units - 143,773 Units outstanding
      in 1999 and 1998                                                            1,125                     1,143
    Class C Units - 2,464,044 and 2,464,063 Units outstanding
      in 1999 and 1998, respectively                                             21,386                    21,386
    General partner                                                               2,616                     2,814
    Treasury Units - 890,242 Units in 1999 and
      1998, respectively                                                         (6,909)                    (6,909)
                                                                              ---------                  ---------
         Partners' Capital - Net                                                 60,005                     62,632
                                                                               --------                   --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                        $133,475                   $139,091
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



                                          HALLWOOD ENERGY PARTNERS, L. P.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                        (In thousands except per Unit data)



                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                  1999                    1998

REVENUES:
    Gas revenue                                                                 $  6,490                 $  6,744
    Oil revenue                                                                    2,167                    3,090
    Pipeline, facilities and other                                                 1,209                      700
    Interest                                                                         116                      140
                                                                                --------                 --------
                                                                                   9,982                   10,674
                                                                                 -------                   ------

EXPENSES:
    Production operating                                                           3,058                    3,061
    Facilities operating                                                             175                      152
    General and administrative                                                     1,342                    1,165
    Depreciation, depletion and amortization                                       4,293                    3,539
    Interest                                                                         818                      644
                                                                                --------                 --------
                                                                                   9,686                    8,561
                                                                                 -------                  -------

OTHER INCOME (EXPENSES):
    Equity in loss of HCRC                                                          (482)                     (94)
    Minority interest in net income of affiliates                                   (132)                    (313)
    Litigation                                                                                                 45
                                                                             -----------                ---------
                                                                                    (614)                    (362)
                                                                                --------                 --------

NET INCOME (LOSS)                                                                   (318)                   1,751

CLASS C UNIT DISTRIBUTIONS ($.25 PER UNIT)                                           616                      616
                                                                                --------                 --------

NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL
    PARTNER, CLASS A AND CLASS B LIMITED
    PARTNERS                                                                   $    (934)                $  1,135
                                                                                ========                  =======

ALLOCATION OF NET INCOME (LOSS):

General partner                                                                $     193                $     310
                                                                                ========                 ========
Class A and Class B Limited partners                                            $ (1,127)               $     825
                                                                                 =======                 ========
    Per Class A Unit and Class B Unit - basic                                  $    (.12)              $      .09
                                                                                ========                =========
    Per Class A Unit and Class B Unit - diluted                                $    (.12)             $       .09
                                                                                ========               ==========
    Weighted average Class A Units and Class B Units
       outstanding                                                                 9,265                    9,237
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



                                          HALLWOOD ENERGY PARTNERS, L. P.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)

                                                                                 For the Three Months Ended
                                                                                           March 31,
                                                                                  1999                  1998

OPERATING ACTIVITIES:
    Net income (loss)                                                          $    (318)             $  1,751
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
          Depreciation, depletion and amortization                                 4,293                 3,539
          Depreciation charged to affiliates                                          55                    63
          Equity in loss of HCRC                                                     482                    94
          Minority interest in net income                                            132                   313
          Undistributed (earnings) loss of affiliates                               (631)                  253
          Recoupment of take-or-pay liability                                        (31)                  (33)
          Gain on asset disposals                                                                         (188)
          Amortization of deferred loan costs and other assets                                              30
          Noncash interest expense                                                                          15

    Changes in  operating  assets and  liabilities  provided  (used) cash net of noncash activity:
          Oil and gas revenues receivable                                            924                 2,416
          Trade receivables                                                       (3,267)                  157
          Due from affiliates                                                       (579)                    8
          Prepaid expenses and other current assets                                   (1)                  (68)
          Deferred expenses and other                                                 (7)
          Accounts payable and accrued liabilities                                (4,035)               (2,516)
          Due to affiliates                                                          131
                                                                                --------
                Net cash provided by (used in) operating activities               (2,852)                5,834
                                                                                 -------               -------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                      (964)                 (714)
    Exploration and development costs incurred                                    (1,875)               (2,555)
    Proceeds from sales of property, plant and equipment                              16                    20
    Distributions received from affiliate                                          1,019
                                                                                 -------
                Net cash used in investing activities                             (1,804)               (3,249)
                                                                                 -------               -------

FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                   1,000
    Proceeds from the issuance of Class C Units net of syndication                                      16,520
costs
    Payments of long-term debt                                                                         (14,000)
    Distributions paid                                                            (2,309)               (2,253)
    Payment of contract settlement                                                                      (2,767)
    Distribution paid by consolidated affiliates to minority interest               (186)                 (500)
    Exercise of Unit Options                                                                               199
    Capital contribution from the general partner                                                          171
                                                                             -----------              --------
                Net cash used in financing activities                             (1,495)               (2,630)
                                                                                 -------               -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (6,151)                  (45)

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                               11,874                 6,622
                                                                                  ------               -------

END OF PERIOD                                                                   $  5,723              $  6,577
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

The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and accompanying notes included in HEP's 1998 Annual Report on Form 10-K.

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

Computation of Net Income (Loss) Per Unit

Basic income (loss) per Class A and Class B Unit is computed by dividing net income (loss) attributable to the Class A and Class B limited partners' interest (net income excluding income (loss) attributable to the general partner and Class C Units) by the weighted average number of Class A Units and Class B Units outstanding during the periods. Diluted income per Class A and Class B Unit includes the potential dilution that could occur upon exercise of options to acquire Class A Units, computed using the treasury stock method which assumes that the increase in the number of Units is reduced by the number of Units which could have been repurchased by the Partnership with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the Class A Units during the reporting period). The Unit options have been ignored in the computation of diluted loss per Class A and Class B Unit for the three months ended March 31, 1999 because their inclusion would be antidilutive.

The following table reconciles the number of Units outstanding used in the calculation of basic and diluted income (loss) per Class A and Class B Unit.

                                                                      Income (Loss)      Units           Per Unit
                                                                           (In thousands except per Unit data)

For the Three Months Ended March 31, 1999
   Net loss per Class A Unit and Class B Unit - basic                  $ (1,127)          9,265          $ (.12)
                                                                        -------           -----           =====
     Net Loss per Class A Unit and Class B Unit - diluted              $ (1,127)          9,265          $ (.12)
                                                                        =======           =====           =====

For the Three Months Ended March 31, 1998
   Net income per Class A Unit and Class B Unit - basic              $     825            9,237           $  .09
                                                                                                           =====
   Effect of Unit Options                                                                    86
                                                                    ----------           ------
     Net Income per Class A Unit and Class B Unit - diluted          $     825            9,323           $  .09
                                                                      ========            =====            =====

Treasury Units

HEP owns approximately 46% of the outstanding common stock of HCRC, while HCRC owns approximately 19% of HEP's Class A Units. Consequently, HEP has an interest in 890,242 of its own Units at March 31, 1999 and December 31, 1998. These Units are treated as treasury Units in the accompanying financial statements.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Partnership adopted SFAS 130 on January 1, 1998. The Partnership does not have any items of other comprehensive income for the three month periods ended March 31, 1999 and 1998. Therefore, total comprehensive income (loss) was the same as net income (loss) for those periods.

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

During the first quarter of 1997, HEP and its lenders amended and restated HEP's Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 1999. The lenders are Morgan Guaranty Trust Company, First Union National Bank and Nationsbank of Texas. Under the Credit Agreement, HEP has a borrowing base of $62,000,000. HEP had amounts outstanding at March 31, 1999 of $50,700,000. HEP's unused borrowing base totaled $11,300,000 at March 31, 1999.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 1.875%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 1.75%. The applicable interest rate was 6.4% at March 31, 1999. Interest is payable monthly, and quarterly principal payments of $3,169,000 commence May 31, 1999. HEP intends to extend the maturity date of its Credit Agreement prior to the commencement of the amortization period.

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

All contracts are interest rate swaps with fixed rates. As of March 31, 1999, HEP was a party to floor contracts with three different counterparties.

The following table provides a summary of HEP's financial contracts.

                                                                    Average
                                             Amount of              Contract
               Period                       Debt Hedged            Floor Rate

     Last nine months of 1999               $30,000,000               5.30%
     2000                                    30,000,000               5.65%
     2001                                    24,000,000               5.23%
     2002                                    25,000,000               5.23%
     2003                                    25,000,000               5.23%
     2004                                     4,000,000               5.23%

NOTE 3    -  STATEMENTS OF CASH FLOWS

Cash paid for interest during the three months ended March 31, 1999 and 1998 was $818,000 and $599,000, respectively.


NOTE 4    -  ARBITRATION

In connection with the Demand for Arbitration filed by Arcadia Exploration and Production Company ("Arcadia") with the American Arbitration Association against Hallwood Energy Partners, L.P., Hallwood Consolidated Resources Corporation, E.M. Nominee Partnership Company and Hallwood Consolidated Partners, L.P.
(collectively referred to as "Hallwood"), the arbitrators ruled that the original agreement entered into in August 1997 to purchase oil and gas properties should proceed, with a reduction to the total purchase price of approximately $2,500,000 for title defects. The arbitrators also ruled that Arcadia was not entitled to enforce its claim that Hallwood was required to purchase an additional $8,000,000 worth of properties and denied Arcadia's claim for attorneys fees. The arbitrators granted Arcadia prejudgment interest on the adjusted purchase price, in the amount of $452,000. That amount was accrued in the December 31, 1998 financial statements of the Partnership and will be paid during the second quarter of 1999.

In October 1998, HEP and its affiliate, HCRC, closed the acquisition of oil and gas properties from Arcadia, including interests in approximately 570 wells, numerous proven and unproven drilling locations, exploration acreage, and 3-D seismic data. HEP's share of the purchase price was $8,200,000.


NOTE 5    -  LEGAL SETTLEMENT

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


NOTE 6 - SUBSEQUENT EVENT

On April 30, 1999, a Joint Proxy Statement/ Prospectus for the consolidation of HEP with HCRC and the energy interests of The Hallwood Group Incorporated ("Hallwood Group") into a new corporation called Hallwood Energy Corporation was declared effective by the Securities and Exchange Commission. The consolidation must be approved by a majority of each class of outstanding Units of HEP and of the outstanding shares of HCRC. The consummation of the consolidation is also subject to a number of other conditions.


ITEM 2    -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

During the first three months of 1999, HEP had a net loss of $934,000, compared to a net income of $1,135,000 for the first three months of 1998. The weighted average prices received by HEP for oil and gas have declined in each of the last four quarters. HEP's hedges have mitigated the price reductions. HEP's weighted average oil and gas prices, when the effects of hedging are considered, were 25% and 13% lower, respectively, for the first three months of 1999 compared to the first three months of 1998.

In December 1998, HEP announced a proposal to consolidate HEP with HCRC and the energy interests of Hallwood Group into a new corporation called Hallwood Energy Corporation. The consolidation proposal was approved by the Board of Directors of HCRC and the general partner of HEP in December 1998. Because of the larger size of the new corporation, HEP anticipates that the new company will have the ability to take advantage of opportunities that are unavailable to smaller entities such as HEP and will have a better ability to raise capital. Hallwood Energy Corporation will focus on reserve growth. A Joint Proxy Statement/Prospectus for the consolidation, filed with the Securities Exchange Commission, was declared effective on April 30, 1999. The Joint Proxy Statement/Prospectus was mailed on May 4, 1999, to unitholders of HEP and stockholders of HCRC of record as of April 14, 1999. A meeting of the limited partners of the Partnership will be held on May 25, 1999.

If the consolidation is approved, public holders of Class A Units of Hallwood Energy Partners will receive 0.7417 of a share of common stock of Hallwood Energy Corporation for each Class A Unit they now hold, and public holders of Class C Units will receive one share of redeemable preferred stock of Hallwood Energy Corporation for each Class C Unit they now hold. Public stockholders of Hallwood Consolidated Resources will receive 1.5918 shares of common stock of Hallwood Energy Corporation for each share of stock they now hold. Hallwood Group will also contribute its energy interests to Hallwood Energy Corporation in exchange for additional shares of common stock of Hallwood Energy Corporation.

Liquidity and Capital Resources

Cash Flow

HEP used $2,852,000 of cash flow in operating activities during the first three months of 1999.

The primary cash inflows were:

          o   Proceeds from long-term debt of $1,000,000; and

          o   Distributions received from affiliate of $1,019,000;

Cash was used primarily for:

o        Additions to property and development costs incurred of $2,839,000; and

o        Distributions to Unitholders of $2,309,000.

When combined with miscellaneous other cash activity during the period, the result was a decrease of $6,151,000 in HEP's cash from $11,874,000 at December 31, 1998 to $5,723,000 at March 31, 1999.

Exploration and Development Projects and Acquisitions

Through March 31, 1999, HEP incurred $2,839,000 in direct property additions, development, exploitation, and exploration costs. The costs were comprised of $964,000 for property acquisitions and approximately $1,875,000 for domestic exploration and development. HEP's 1999 capital budget is set at $11,848,000. During the first quarter of 1999, HEP postponed development drilling and recompletions for many oil-targeted projects due to the historically low oil prices experienced during that time. In April of 1999, oil prices began to rebound and HEP is reevaluating the economics of these projects. The significant capital expenditures for first quarter 1999 are discussed below.

Rocky Mountain Region

HEP expended approximately $732,000 of its capital budget in the Rocky Mountain Region located in Colorado, Montana, North Dakota, Northwest New Mexico and Wyoming. Of this amount, approximately $626,000 was for the purchase of overriding royalty interests and working interests in 18 of the coal bed methane properties currently owned and operated by HEP, located in San Juan County, New Mexico. Most of the interests purchased qualify for tax credits under Section 29 of the Internal Revenue Code. The majority of the acquired interests were purchased by 44 Canyon LLC ("44 Canyon") a special purpose entity owned by a large East Coast financial institution in exchange for cash, a production payment, and promissory notes. HEP's activity in the area began in 1990 and the acquisition increases HEP's net current average daily production by 475 mcf per day.

Greater Permian Region

During the first quarter of 1999, HEP spent approximately $436,000 of its capital budget in the Greater Permian Region located in Texas and Southeast New Mexico. The major projects within the Region are discussed below.

Catclaw Draw/Carlsbad Area Projects. HEP incurred approximately $238,000 successfully recompleting one operated well and drilling one development well in the Carlsbad/Catclaw Draw areas in Lea, Eddy and Chaves Counties, New Mexico. The development well is currently being completed.

Other Projects. HEP expended approximately $198,000 during first quarter of 1999 on various maintenance and facilities projects, and also for completing work which commenced in 1998.

Gulf Coast Region

In the first quarter of 1999, HEP expended approximately $1,210,000 of its capital budget in the Gulf Coast Region in Louisiana and South and East Texas. The following are major projects within the Region.

Mirasoles Project. HEP incurred approximately $444,000 related to the Mirasoles project in Kenedy County, Texas during the first quarter of 1999. HEP began drilling the 17,000 foot Frio Formation exploration well in 1998 and is completing the well, starting with the lower most zone and moving uphole. Eight potential pay zones are identified in this exploration well, and the lower most zone was abandoned for mechanical reasons following encouraging, but extremely preliminary results. HEP has a 17.5% working interest in this large structural prospect defined by 63 square miles of proprietary 3-D seismic data.

Esperanza Project. In the first three months of 1999, HEP incurred approximately $141,000 for costs associated with a non-operated 15,400 foot directional exploration well which tested the Wilcox formation in LaVaca County, Texas. The well was completed in 1998 and HEP owns a 7.5% working interest in the well. Current gross gas production is approximately 9,500 mcf per day. HEP began drilling an additional exploration well in the second quarter of 1999, and development drilling is anticipated in the latter months of 1999.

Boca Chica Project. During the first quarter of 1999, HEP participated in a directionally drilled 10,000 foot exploration well in the Big Hum formation from the shore to a bottom hole location under the waters of the Gulf of Mexico. Despite the well testing wet, the exploration results were sufficiently encouraging that working interest owners agreed to shoot 3D seismic in the third quarter of 1999 to evaluate future potential. It is anticipated that a second attempt will be made in the first quarter of 2000, possibly reentering the existing wellbore or using a shallow water drilling rig. For its 12.5% working interest, HEP spent approximately $226,000.

Other

The remaining $461,000 of HEP's first quarter 1999 capital expenditures were devoted principally to technical general and administrative expenditures and numerous other projects which are completed or underway and which are individually less significant.

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

Distributions

HEP declared distributions of $.13 per Class A Unit and $.25 per Class C Unit, payable on May 14, 1999 to Unitholders of record on March 31, 1999.

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

Financing

During the first quarter of 1997, HEP and its lenders amended and restated HEP's Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 1999. The lenders are Morgan Guaranty Trust Company, First Union National Bank and Nationsbank of Texas. Under the Credit Agreement, HEP has a borrowing base of $62,000,000. HEP had amounts outstanding at March 31, 1999 of $50,700,000. HEP's unused borrowing base totaled $11,300,000 at March 31, 1999.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 1.875%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 1.75%. The applicable interest rate was 6.4% at March 31, 1999. Interest is payable monthly, and quarterly principal payments of $3,169,000 commence May 31, 1999. HEP intends to extend the maturity date of its Credit Agreement prior to the commencement of the amortization period.

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

All contracts are interest rate swaps with fixed rates. As of March 31, 1999, HEP was a party to four contracts with three different counterparties.

The following table provides a summary of HEP's financial contracts.

                                                                    Average
                                             Amount of              Contract
               Period                       Debt Hedged            Floor Rate

     Last nine months of 1999               $30,000,000               5.30%
     2000                                    30,000,000               5.65%
     2001                                    24,000,000               5.23%
     2002                                    25,000,000               5.23%
     2003                                    25,000,000               5.23%
     2004                                     4,000,000               5.23%

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

However, the effects of the Year 2000 problem on IT systems are exacerbated because of the interdependence of computer systems in the United States. The Partnership's assessment of the readiness of third parties whose IT systems might have an impact on the Partnership's business has thus far not indicated any material problems; responses have been received to approximately 66% of the 180 inquiries made.

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

Estimated Costs. Although it is difficult to estimate the total costs of implementing the Plan through January 1, 2000 and beyond, the Partnership's preliminary estimate is that such costs will not be material. To date, the Partnership has determined that its IT systems are either compliant or can be made compliant for less than $100,000. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual cost of implementing the Plan will not differ materially from the estimated costs.

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

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the partners with certain information regarding the Partnership's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Partnership are, to the knowledge and in the judgment of the officers and directors of the general partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Partnership's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Please refer to the Partnership's Annual Report on Form 10-K for additional statements concerning important factors that could cause actual results to differ materially from the Partnership's expectations. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Partnership's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Partnership's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Partnership's periodic reports and filings with the Securities and Exchange Commission. Accordingly, Unitholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

Inflation and Changing Prices

Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEP, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly, with a distinct downward trend in both oil and gas prices occurring in the calendar year 1998 and through the first quarter of 1999. In preparing its 1999 budget, HEP has estimated that the weighted average oil price (for barrels not hedged) will be $11.00 per barrel, and the weighted average price of natural gas (for mcf not hedged) will be $1.70 per mcf for the year. The Partnership presently believes oil and gas prices for the remainder of 1999 will exceed the budgeted prices. However, there can be no assurance that HEP's forecast is accurate. If prices decrease below the forecasted levels, it can be expected that the results of operations and cash flow will be affected, and HEP's budget will decrease. The following table presents the weighted average prices received each quarter by HEP and the effects of the hedging transactions discussed below.


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

First quarter - 1998                 $14.80                $15.30                  $2.11                  $2.07
Second quarter - 1998                 13.03                 13.82                   2.08                   2.06
Third quarter - 1998                  12.19                 13.06                   1.85                   1.95
Fourth quarter - 1998                 11.12                 12.29                   1.96                   2.02
First quarter - 1999                  11.33                 11.41                   1.65                   1.81

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

The financial contracts used by HEP to hedge the price of its oil and natural gas production are swaps, collars and participating hedges. Under the swap contracts, HEP sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of May 3, 1999, HEP was a party to 31 financial contracts with five different counterparties.

The following table provides a summary of HEP's outstanding financial contracts:

                                               Oil                 Contract

                                  Percent of Production           Delivered
            Period                          Hedged               Floor Price

                                                                  (per bbl)

Last nine months of 1999                    24%                     $14.71

Approximately 9% of the oil volumes hedged are subject to a participating hedge whereby HEP will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus 25% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Additionally, 9% of the volumes hedged are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $16.50 to $18.35.

                                                Gas                Contract

                                  Percent of Production           Delivered
            Period                           Hedged              Floor Price

                                                                  (per mcf)

Last nine months of 1999                    53%                      $2.01
2000                                        45%                       2.08
2001                                        38%                       2.04
2002                                        30%                       2.09

Between 12% and 25% of the gas volumes hedged in each year are subject to a collar agreement whereby HEP will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.63 per mcf to $2.80 per mcf.

During the second quarter through May 3, 1999 the weighted average oil price (for barrels not hedged) was approximately $15.20 per barrel. The weighted average price of natural gas (for mcf not hedged) during that period was approximately $1.75 per mcf.

Inflation

Inflation did not have a material impact on HEP in 1998 and is not anticipated to have a material impact in 1999.

Results of Operations

The following tables are presented to contrast HEP's revenue, expense and earnings for discussion purposes. Significant fluctuations are discussed in the accompanying narrative. The "direct owned" column represents HEP's direct royalty and working interests in oil and gas properties. The "Mays" column represents the results of operations of six May Limited Partnerships which are consolidated with HEP. In 1999, HEP owned interests which ranged from 54.8% to 69.1% and in 1998, HEP owned interests which ranged from 54.7% to 68.7% of the Mays.


                                  TABLE OF HEP EARNINGS FOR MANAGEMENT DISCUSSION
                                            (In thousands except price)


                                                 For the Quarter Ended March 31, 1999           For the Quarter Ended March 31, 1998
                                                 ------------------------------------           ------------------------------------
                                                 Direct                                             Direct
                                                  Owned           Mays            Total              Owned         Mays       Total

Gas production (mcf)                                3,351            229           3,580            2,945           320       3,265
Oil production (bbl)                                  181              9             190              187            15         202

Average gas price (per mcf)                      $   1.80       $   1.94        $   1.81        $    2.02     $    2.47   $    2.07
Average oil price (per bbl)                       $ 11.38        $ 12.00         $ 11.41         $  15.30      $  15.27    $  15.30

Gas revenue                                       $ 6,045      $     445         $ 6,490         $  5,952       $   792    $  6,744
Oil revenue                                         2,059            108           2,167            2,861           229       3,090
Pipeline, facilities and other revenue              1,209                          1,209              700                       700
Interest income                                       106             10             116              122            18         140
                                                 --------      ---------        --------         --------      --------    --------

   Total revenue                                    9,419            563           9,982            9,635         1,039      10,674
                                                   ------       --------          ------          -------        ------      ------

 Production operating expense                       2,979             79           3,058            2,940           121       3,061
 Facilities operating expense                         175                            175              152                       152
 General and administrative expense                 1,244             98           1,342            1,066            99       1,165
 Depreciation, depletion, and amortization          4,036            257           4,293            3,217           322       3,539
 Interest expense                                     818                            818              644                       644
 Equity in loss of HCRC                               482                            482               94                        94
 Minority interest in net income of affiliates                       132             132                            313         313
 Litigation                                                                                           (45)                      (45)
                                              -----------    -----------     -----------        ---------    ----------   ---------

   Total expense                                    9,734            566          10,300            8,068           855       8,923
                                                   ------       --------          ------          -------        ------     -------

     Net income (loss)                          $    (315)   $        (3)      $    (318)        $  1,567       $   184    $  1,751
                                                 ========     ==========        ========          =======        ======     =======

First Quarter of 1999 Compared to First Quarter of 1998

Gas Revenue

Gas revenue decreased $254,000 during the first quarter of 1999 compared with the first quarter of 1998. The decrease is the result of a decrease in the average gas price from $2.07 per mcf in 1998 to $1.81 per mcf in 1999 partially offset by an increase in production from 3,265,000 mcf in 1998 to 3,580,000 mcf in 1999. The increase in production is primarily due to the acquisition of a volumetric production payment during May 1998.

The effect of HEP's hedging transactions as described under "Inflation and Changing Prices," during the first quarter of 1999, was to increase HEP's average gas price from $1.65 per mcf to $1.81 per mcf, representing a $573,000 increase in revenue from hedging transactions.

Oil Revenue

Oil revenue decreased $923,000 during the first quarter of 1999 compared with the first quarter of 1998. The decrease is the result of a decrease in the average oil price from $15.30 per barrel in 1998 to $11.41 in 1999, and a decrease in production from 202,000 barrels in 1998 to 190,000 barrels in 1999. The decrease in oil production is primarily due to normal production declines.

The effect of HEP's hedging transactions during the first quarter of 1999, was to increase HEP's average oil price from $11.33 per barrel to $11.41 per barrel, resulting in a $15,000 increase in revenue from hedging transactions.

Pipeline, Facilities and Other

Pipeline, facilities and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and incentive payments related to certain wells in San Juan County, New Mexico and LaPlata County, Colorado. Pipeline, facilities and other revenue increased $509,000 during the first quarter of 1999 compared with the first quarter of 1998 primarily due to increased incentive payment income from the acquisition of the volumetric production payment during May 1998.

Interest Income

Interest income decreased $24,000 during the first quarter of 1999 compared with the first quarter of 1998 due to a lower average cash balance during 1999.

General and Administrative

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by the operating company on behalf of HEP. These expenses increased $177,000 during the first quarter of 1999 primarily due to increased salaries expense.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $754,000 during the first quarter of 1999 compared with the first quarter of 1998. The increase is primarily the result of higher capitalized costs and a higher depletion rate in 1999 due to the increase in production previously discussed.

Interest

Interest expense increased $174,000 during the first quarter of 1999 compared with the first quarter of 1998 due to a higher average outstanding debt balance during 1999.

Equity in Loss of HCRC

Equity in loss of HCRC increased $388,000 during the first quarter of 1999 compared with the first quarter of 1998. The increase is primarily due to decreased oil revenue caused by lower oil prices and increased interest expense due to HCRC's higher average outstanding debt balance during 1999.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease of $181,000 during the first quarter of 1999 compared with the first quarter of 1998 is due to a decrease in the net income of the May Partnerships resulting primarily from lower oil prices received for sales from their properties.

Litigation

Litigation income during the first quarter of 1998 represents the settlement of a take-or-pay contract claim.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Historically, HEP has attempted to hedge the exposure related to its variable rate debt and its forecasted oil and natural gas production in amounts which it believes are prudent based on the prices of available derivatives and, the Partnership's estimated debt levels and deliverable volumes. HEP attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and market conditions are favorable.

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

Interest Rate Risks (non-trading) - HEP uses both fixed and variable rate debt to partially finance operations and capital expenditures. As of March 31, 1999, HEP's debt consists of borrowings under its Credit Agreement which bears interest at a variable rate. HEP hedges a portion of the risk associated with this variable rate debt through derivative instruments, which consist of interest rate swaps and collars. Under the swap contracts, HEP makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce HEP's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $760,500 during the remaining nine months of 1999, assuming that outstanding borrowings under the Credit Agreement remain at current levels. This loss in income and cash flows would be offset by a $450,000 increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for the remaining nine months of 1999.

Commodity Price Risk (non-trading) - HEP hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of swaps, collars and participating hedges. These instruments reduce HEP's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and gas sales or a price that only fluctuates between a predetermined floor and ceiling. HEP's participating hedges also enable HEP to receive 25% of any increase in prices over the fixed prices specified in the contracts. As of May 3, 1999, HEP has entered into derivative commodity hedges covering an aggregate of 167,000 barrels of oil and 17,934,000 mcf of gas that extend through 2002. Under the these contracts, HEP sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the prices in effect as of March 31, 1999 would cause a loss in income and cash flows of $2,512,000 during the remaining nine months of 1999, assuming that oil and gas production remain at levels during the last nine months of 1998. This loss in income and cash flows would be offset by a $1,165,000 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect for the remaining nine months of 1999.

PART II  -OTHER INFORMATION


ITEM 1     -  LEGAL PROCEEDINGS

              Reference is made to Item 8 - Notes 12 and 13 of Form 10-K for the year ended December 31, 1998 and Notes 7 and 8 of this Form 10-Q.


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

                                            HALLWOOD ENERGY PARTNERS, L. P.
                                            By:  HEPGP LTD.
                                                 General Partner

                                                 By:  HALLWOOD G. P., INC.
                                                      General Partner



Date:  May 11, 1999                              By:  /s/Thomas J. Jung
                                                 Thomas J. Jung, Vice President
                                                   (Chief Financial Officer)